Form 10QSB
period 2000-03-31
PHOENIX MEDIA GROUP LTD
filed 2000-05-12
CIK 899049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One)

        [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: March 31, 2000

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To

                         Commission file number 0-21376
                                                -------

                            PHOENIX MEDIA GROUP, LTD.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

              NEVADA                                    33-0714007
--------------------------------                ---------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

             290 EAST VERDUGO, SUITE 207, BURBANK, CALIFORNIA 91502
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (818) 563-3900
                                 ---------------
                           (Issuer's telephone number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2000 6,930,649
                                                  ------------------------------

Transitional Small Business Disclosure Format (check one). Yes      ;  No   X
                                                               ----        ---

                                     PART I

Item 1.  Financial Statements

                         INDEPENDENT ACCOUNTANT'S REPORT


Phoenix Media Group, Ltd.

         We have reviewed the accompanying balance sheets of Phoenix Media Group, Ltd. as of March 31, 2000, and the related statements of operations for the three and nine month periods then ended, and cash flows for the nine month period then ended. These financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statement taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

                                                    Respectfully submitted

                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
May 4, 2000

                            PHOENIX MEDIA GROUP, LTD.
                                 BALANCE SHEETS

                                                        March 31,      June 30,
                                                        ---------     ---------
                                                           2000          1999
                                                        ---------     ---------
ASSETS

Cash ...............................................    $  10,871     $   2,312
Investments held for sale ..........................         --          57,750
                                                        ---------     ---------

        Total Current Assets .......................       10,871        60,062
                                                        ---------     ---------

Property and Equipment

Office Equipment ...................................       13,721        12,965
Radio Equipment ....................................       35,069        16,405
Office Condominium .................................       75,000        75,000
Vehicles ...........................................       34,173        15,200
                                                        ---------     ---------

Less Accumulated Depreciation ......................      (44,280)      (33,560)
                                                        ---------     ---------

        Net Property and Equipment .................      113,683        86,010
                                                        ---------     ---------

Other Assets

Stockholder Loans ..................................       19,512        18,432
Intangibles (Net of Accumulated Amortization of
   $62,290 and $52,540) ............................        2,710        12,460
Goodwill (Net of Accumulated Amortization of
   $19,167 and $16,167) ............................          833         3,833
                                                        ---------     ---------

        Total Non Current Assets ...................       23,055        34,725
                                                        ---------     ---------

        Total Assets ...............................    $ 147,609     $ 180,797
                                                        =========     =========

                            PHOENIX MEDIA GROUP, LTD.
                                 BALANCE SHEETS
                                   (Continued)

                                                          March 31,    June 30,
                                                         ---------    ---------
                                                            2000         1999
                                                         ---------    ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable .....................................   $   9,603    $   2,135
Accrued expenses .....................................      14,128       19,128
Stockholder loans ....................................       8,000        8,000
Current portion of long-term debt ....................       4,612          477
                                                         ---------    ---------

        Total Current Liabilities ....................      36,343       29,740
                                                         ---------    ---------

Long-term Debt .......................................      62,455       48,230
                                                         ---------    ---------

Stockholders' equity
  Series A convertible preferred stock
     (par value $.01), 5,000,000 shares authorized,
      no shares issued or outstanding ................        --           --
     March 31, 2000, and June 31, 1999
  Common Stock (par value $.001), 50,000,000 shares
     authorized,  6,930,649 and
     6,720,649 shares issued and outstanding
     March 31, 2000, and June 31, 1999 ...............       6,931        6,721
Paid in capital in excess of par value ...............     367,639      285,849
Retained deficit .....................................    (325,759)    (189,743)
                                                         ---------    ---------

        Total Stockholders' Equity ...................      48,811      102,827
                                                         ---------    ---------

        Total Liabilities and Stockholders' Equity ...   $ 147,609    $ 180,797
                                                         =========    =========






                 See accompanying notes and accountants' report.

                            PHOENIX MEDIA GROUP, LTD.
                            STATEMENTS OF OPERATIONS

                                         For the       For the        For the       For the
                                          Three         Three          Nine           Nine
                                         Months         Months        Months         Months
                                          Ended         Ended          Ended         Ended
                                         March 31,     March 31,      March 31,     March 31,
                                          2000           1999           2000          1999
                                       -----------    -----------    -----------   ------------
Revenue
Sales ..............................   $    73,250    $    69,278    $   262,748    $   207,834
Cost of sales ......................        18,261         20,110         51,833         60,329
                                       -----------    -----------    -----------   ------------

        Gross Margin ...............        54,989         49,168        210,915        147,505

Operating Expenses

General and Administrative .........       (83,429)       (40,705)      (305,920)      (122,116)

Other Income (Expense)

Interest expense ...................        (8,025)        (1,071)       (10,332)        (3,212)
Interest income ....................          --               27           --               82
Realized loss on sale of investments          --             --          (32,859)          --
Gain (loss) on sale of assets ......          --              (45)         2,780            (45)
                                       -----------    -----------    -----------   ------------

Income (loss) before income taxes ..       (36,465)         7,374       (135,416)        22,214

Income taxes .......................           200            200            600            600
                                       -----------    -----------    -----------   ------------

Net Income (Loss) ..................   $   (36,665)   $     7,174    $  (136,016)  $     21,614
                                       ===========    ===========    ===========   ============

Earnings (Loss) Per Share ..........   $     (0.01)   $      0.00    $     (0.02)  $       0.00
                                       ===========    ===========    ===========   ============

Weighted Average Shares Outstanding      6,908,671      6,720,649      6,853,267      6,720,649
                                       ===========    ===========    ===========   ============






                 See accompanying notes and accountants' report.

                            PHOENIX MEDIA GROUP, LTD.
                             STATEMENTS OF CASH FLOW

                                                         For the       For the
                                                           Nine          Nine
                                                          Months        Months
                                                          Ended         Ended
                                                         March 31,     March 31,
                                                            2000         1999
                                                         ---------    ---------
Cash Flows From Operating Activities:
Net income (loss) ....................................   $(136,016)   $  21,614
Adjustments to reconcile Net income (loss)
   to net cash provided by (used in)
   Operating activities:
      Amortization and depreciation ..................      27,250       22,289
      (Gain) Loss on sale of assets ..................      (2,780)          45
      Common stock issued for services ...............      32,000         --
      (Gain) Loss on sale of investments .............      32,859         --
   Change in operating assets and liabilities:
      Investments held for sale ......................        --        (57,750)
      Accounts payable ...............................       7,468       10,379
      Accrued expenses ...............................      (5,000)      (1,400)
                                                         ---------    ---------
Net cash used by operating activities ................     (44,219)      (4,823)
                                                         ---------    ---------

Cash Flows From Investing Activities:
Stockholders loans ...................................      (1,080)         944
Proceeds From Investments ............................      24,300         --
Purchase of property and equipment ...................     (17,601)      (3,421)
                                                         ---------    ---------
Net cash provided by (used in) investing activities ..       5,619       (2,477)
                                                         ---------    ---------

Cash Flows From Financing Activities:
Principle payments on debt ...........................      (2,841)        (328)
Proceeds from capital stock issued ...................      50,000         --
                                                         ---------    ---------
Net cash provided by (used in) financing activities ..      47,159         (328)
                                                         ---------    ---------

Net increase (decrease) in
  cash and cash equivalents ..........................       8,559       (7,628)
Cash and cash equivalents at beginning of period .....       2,312        9,563
                                                         ---------    ---------
Cash and cash equivalents at end of period ...........   $  10,871    $   1,935
                                                         =========    =========

Supplemental Disclosure of Cash Flow Information:
   Interest ..........................................   $  10,332    $   3,212
   Income taxes ......................................         800          800

Supplemental Schedule of Non-Cash Investing and Financing Activities: None


                 See accompanying notes and accountants' report.

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

         This summary of accounting policies of Phoenix Media Group, Ltd. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of March 31, 2000 and for the three and nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full year.

Organization and Basis of Presentation

         The Company was organized under the laws of the State of Utah on December 5, 1985 as Bullseye Corp. On June 22, 1992 the name of the Company was changed to Natural Solutions, Ltd. and the corporate domicile was changed to the State of Nevada. On March 25, 1994, the Company name was changed to Phoenix Media Group, Ltd. The Company is in the development stage through June 30, 1994. The June 30, 1995 year is the first year during which it is considered an operating company.

Nature of Business

         The Company was formed for the purpose of creating a vehicle to obtain capital to seek out, investigate and acquire interests in products and businesses which may have potential for profit. The Company's objective is to become a major player in the communications industry with an emphasis on radio, television and Internet services.

Cash Equivalents

         For the purpose of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Income Taxes

         The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2000
                                   (CONTINUED)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share

         The reconciliations of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations are as follows:

                                        For the Nine Months Ended March 31, 2000
                                        ----------------------------------------
                                                                     Per Share
                                              Income      Shares       Amount
                                           ----------   ----------   ----------
EPS                                        (Numerator) (Denominator)
Net Loss to
common shareholders                        $ (136,016)   6,853,267   $    (0.02)
                                           ==========   ==========   ==========

                                        For the Nine Months Ended March 31, 1999
                                        ----------------------------------------
                                                                     Per Share
                                             Income       Shares       Amount
                                           ----------   ----------   ----------
EPS
Net Income to
common shareholders                        $   21,614    6,720,649   $     --
                                           ==========   ==========   ==========

Amortization

         Intangibles and goodwill are amortized using the straight line method over five years. Amortization expense related to intangibles and goodwill totaled $12,750 for each of the nine months ended March 31, 2000 and 1999.

         Goodwill was created by the excess of the purchase price over cost of acquisitions made in fiscal year 1995, and is amortized on a straight-line basis over 5 years. Management regularly assesses the carrying amount of intangible assets and where, in their opinion, the value is less than the carrying amount, the loss is recognized immediately.

         The Company has implemented the provisions of SFAS No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows from the use of the assets and its eventual disposition (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2000
                                   (CONTINUED)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

Depreciation

         Office furniture, equipment and leasehold improvements, are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

                  Office furniture                            5-10 years
                  Equipment                                   5-  7 years
                  Vehicles                                    5-10 years
                  Office Condominium                          39    years

         Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

Pervasiveness of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Certain   reclassifications  have  been  made  in  the  1999  financial statements to conform with the 2000 presentation.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2000
                                   (CONTINUED)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

Investments

         The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

         Realized Gains and losses are determined on the basis of specific identification. During the nine months ended March 31, 2000, sales proceeds and gross realized losses on securities classified as trading securities were $24,300 and $32,859, respectively.

NOTE 2 - CAPITAL TRANSACTIONS

Preferred Stock

         The Board of Directors of the Company has the authority to fix by resolution for each particular series of preferred stock the number of shares to be issued; the rate and terms on which cumulative or non-cumulative dividends shall be paid; conversion features of the preferred stock; redemption rights and prices, if any; terms of the sinking fund, if any to be provided for the shares; voting powers of preferred shareholders; and any other special rights, qualifications, limitations, or restrictions.

NOTE 3 - INCOME TAXES

         Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. Deferred benefits of $111,000 and $67,000 for the nine months ended March 31, 2000 and 1999 respectively, are the result of net operating losses.

         The Company has recorded net deferred income taxes in the accompanying balance sheets as follows:

                                                              As at March 31,
                                                           --------------------
                                                             2000       1999
                                                           ---------  ---------
Future deductible temporary differences related to
   Reserves, accruals, and net operating losses            $ 111,000  $  67,000
Valuation allowance                                         (111,000)   (67,000)
                                                           ---------  ---------
Net Deferred Income Tax                                    $    --    $    --
                                                           =========  =========

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2000
                                   (CONTINUED)

NOTE 3 - INCOME TAXES (Continued)

         As of March 31, 2000, the Company had a net operating loss ("NOL") carry forward for income tax reporting purposes of approximately $325,000 available to offset future taxable income. This net operating loss carry forward expires at various dates between June 30, 2001 and 2015. A loss generated in a particular year will expire for federal tax purposes if not utilized within 15 years. Additionally, the Internal Revenue Code contains provisions which could reduce or limit the availability and utilization of these NOLs if certain ownership changes have taken place or will take place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company established a valuation allowance for the entire net deferred income tax asset of $111,000 as of March 31, 2000. Also consistent with SFAS No. 109, an allocation of the income (provision) benefit has been made to the loss from continuing operations.

         The difference between the effective income tax rate and the federal statutory income tax rate on the loss from continuing operations are presented below:

                                                              As at March 31,
                                                           --------------------
                                                             2000        1999
                                                           --------    --------

Expense (Benefit) at the federal statutory rate of 34% .   $(46,000)   $  7,000
Nondeductible expenses .................................       --          --
                                                           --------    --------
Utilization of net operating loss carryforward .........   $ 46,000    $ (7,000)
                                                           --------    --------
                                                           $   --      $   --
                                                           ========    ========

NOTE 4 - RELATED PARTY TRANSACTIONS

         The Company has loaned an officer/director $20,100, interest at 1%, repayable at $201 per month for ten months with a balloon payment due in 2007. In addition an officer/director advanced $8,000 at 0% interest, to the Company.

         During the nine months ended March 31, 2000, the Company loaned an additional funds. The balance due at March 31, 2000 was $19,512

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2000
                                   (CONTINUED)

NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                          March 31,    June 30,
                                                         ----------   ----------
                                                            2000         1999
                                                         ----------   ----------
Mortgage payable with interest at 8.75%,
  payable monthly $393.36, due March 22,
 2003, collateralized by deed of trust ...............   $   48,353   $   48,707

Note Payable with interest at 4.90%,
  payable monthly $398.81, due July 15, 2004 .........       18,714         --
                                                         ----------   ----------

Less Current Maturities ..............................        4,612          477
                                                         ----------   ----------

Net Long-term Debt ...................................   $   62,455   $   48,230
                                                         ==========   ==========

Annual principal payments on long-term debt are as follows:

2000                          $            3,217
2001                                       4,633
2002                                       4,886
2003                                       5,154
2004                                       3,333
                              ------------------

thereafter                    $           45,844
                              ==================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS MAY NOT PROVE ACCURATE

When used in this Form 10-QSB, the words anticipated, estimate, expect, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company's will fail to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

General

         The  following   discusses  the  financial   position  and  results  of
operations of the Company.

         Significantly all of the Company's revenues came from its resale of air time to its customers. That was the Company's principle service provided during fiscal 1999. During fiscal 1999, the Company began purchasing air time from a total of four stations, which is double the number of stations it was purchasing from during fiscal 1998. Revenues from sales of items associated with Manfred Moose(TM) were negligible. At the present time, approximately twelve percent of customers with six month contracts renew their contracts while approximately twenty percent of customers with three month contracts renew their contracts. Although the Company provides service to its customers with repeat business, there is no assurance that such customers will maintain or increase the level of volume of business of the Company.

         The Company produces a weekly radio talk show which it produces in its Burbank offices. The Company purchases air time from four radio stations and resells the air time to customers seeking to advertise their goods and services during the program. The Company has been producing its radio show for over two years. The companies which sponsor the talk show through their purchase of air time can play their own previously produced commercials or have the Company provide the commercial for broadcast during the show.

Results of Operations - The following table set forth, for the three and nine months ended March 31, 2000 and 1999, certain items from the Company's Condensed Statements of Operations expressed as a percentage of net sales.

                                          3 months  3 months  9 months  9 months
                                            ended     ended     ended     ended
                                          03/31/00  03/31/99  03/31/00  03/31/99
                                           -------   -------   -------   -------
Sales, Net .............................    100.0%    100.0%    100.0%    100.0%
Cost of Sales ..........................     24.9%     29.0%     19.7%     29.0%
Gross Margin ...........................     75.1%     71.0%     80.3%     71.0%
Operating Expenses .....................    113.9%     58.8%    116.4%    158.8%
Operating Income (Loss) ................    -38.8%     12.2%    -36.1%     12.2%
Other Income (Expense), Net ............    -11.0%     -1.6%    -15.4%     -1.5%

Income (Loss) Before Income Taxes ......    -49.8%     10.6%    -51.5%     10.7%
Income Taxes ...........................      0.3%      0.2%      0.3%      0.3%
Net Income (Loss) ......................    -50.1%     10.4%    -51.8%     10.4%

Net Sales

         Net sales for the nine months ended March 31, 2000 compared to the nine months ended March 31, 1999 increased by approximately $55,000 or 26.4%. This increase was due to expansion of sales and marketing efforts as the Company began to purchase and resell air time on four stations in the nine months ended March 31, 2000 as compared to two stations in the nine months ended March 31, 1999. For the three month period ended March 31, 2000, revenues were approximately $73,000 as compared to approximately $69,000 for the three month period ended March 31, 1999 and is also attributable to the Company's increased sales and marketing efforts.

Cost of Sales

         Cost of sales for the nine months ended March 31, 2000 decreased approximately $8,000 or 13.3% compared to the nine months ended March 31, 1999. As a percentage of sales, cost of sales decreased 9.3% from 29.0% to 19.7%. This decrease was due to the purchase of additional air time at reduced costs. For the three month period ended March 31, 2000, costs of sales as a percentage of sales decreased 4.1% to 24.9%, down from 29.0% for the three month period ended March 31, 1999. This decrease is attributable to decreases in air time costs during this, period as compared to the previous year. The Company anticipates that costs of sales will continue to fluctuate between 15% and 30% depending on the cost it must pay for air time.

         Also, as the Company completes development of the various Manfred Moose(TM) projects it is currently working on, its cost of sales will be affected, although the Company cannot predict with any degree of accuracy how much since, to a large extent, that depends on how successful this new line of business in for the Company.

Operating Expenses

         Operating expenses during the nine months ended March 31, 2000 increased approximately $184,000 or 1.5% compared to the nine months ended March 31, 1999, from approximately $122,000 to $305,000. As a percentage of sales, operating expenses increased 57.6% from 58.83% to 116.4%. For the three month period ended March 31, 2000, operating costs were approximately $83,000 compared to approximately $41,000 for the three month period ended March 31, 1999. This increase in operating expenses is attributable to the Company's efforts with regard to developing Manfred Moose(TM) and related products to market and sell in the future and includes compensation to officers and directors as well as actual production costs. It is anticipated that this trend will continue as the Company continues to develop and seek new opportunities to license and market Manfred Moose(TM) merchandise. The Company cannot predict how and when, if ever, it will recoup these operating expenses until the Company can gauge whether or not this character will be successful with consumers and as a marketing tool for businesses wishing to license the character for their use.

Liquidity and Capital Resources

         The Company requires working capital to fund its current operations. The Company has budgeted its anticipated revenue and cash flows, after paying expenses, from its sale of radio air time to provide for its anticipated expenditures to fund development of the Manfred Moose(TM) project until such time as the Company begins to receive revenue from Manfred Moose(TM) projects. If the Company's revenues decline below present or projected levels, the Company may have to scale back its operations and its proposed development of Manfred Moose(TM) to accommodate the resulting shortfall in revenues to fund its projects. During the nine months ended March 31, 2000, the Company's revenues increased approximately $55,000 over revenues from the nine months ended March 31, 1999. For the three months ended March 31, 2000, the Company's revenues have increased by approximately $4,000 over the same period during the prior year. It is anticipated that the current operations will expand and the funds generated will exceed the Company's working capital requirements for the next year.

         The Company has long term goals to further develop Manfred Moose(TM) merchandise and products over the next twelve month period and expects that the projects it currently has in development will require approximately $150,000 over the next twelve months. The Company believes that its operations will be able to provide the funds for these development costs over the next twelve months. The Company anticipates that ultimately, these development costs will be recouped through the eventual sales of the various products being developed. If revenues are not sufficient to fund its operations, the Company will need to seek alternative sources of financing either through loans or through raising capital. There are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowing. There can be no assurances that the Company will be able to obtain alternative financing through loans or capital and the Company has no commitments for either type of financing. If alternative financing is not available, then the Company will be forced to scale back its proposed operations and perhaps be forced to abandon its Manfred Moose(TM) projects or delay it significantly. The Company's lack of current assets would be a factor to be considered by potential lenders or investors in deciding whether or not to loan money to or invest in the Company.

         During the nine months ended March 31, 2000, the Company sold $57,750 in investments held for sale. This consisted of securities transferred to the Company in satisfaction of an account receivable of the Company. These securities were sold in the fall of 1999, with the Company incurring a loss of $32,859 on the transaction. The Company does not anticipate this type of activity recurring in the future. Also during the nine months ended March 31, 2000, the company issued 160,000 shares of the Company's Common Stock in exchange for services. The loss on sale of investments and expense due to the issuance of stock for services make up approximately $65,000 of the Company loss before taxes of approximately $136,000 for the nine month period ended March 31, 2000 compared to a net profit before taxes of approximately $22,000 for the nine month period ending March 31, 1999.

         For the nine month period ended March 31, 2000, the Company's asset value of vehicles rose to $34,173 compared to $15,200 for the nine month period ended March 31, 1999. This increase is attributable to the purchase of a Ford Taurus for use by the Company's CEO.

         The Company generates and uses cash flows through three activities: operating, investing, and financing. During the nine months ended March 31, 2000, operating activities used cash of approximately $44,000 as compared to net cash used of approximately $5,000 for the nine months ended March 31, 1999. Much of this increase in attributable to the Company's development and marketing of Manfred Moose(TM).

         During the nine months ended March 31, 2000, investing activities provided approximately $6,000 primarily due to the proceeds from the sale of investments of approximately $24,000, reduced by the cash used in the acquisition of approximately $18,000 of property and equipment. During the nine months ended March 31, 1999, investing activities used approximately $2,000 primarily due to the purchase of property and equipment.

         Financing activities provided approximately $47,000 primarily from the sale of the Company's Common Stock for $50,000, reduced by principal payments on debt of approximately $3000, during the nine months ended March 31, 2000. During the nine months ended March 31, 1999, financing activities used less than $1000 for principal payments on debt.

         Management believes that the Company's current cash and funds available will be sufficient to meet capital requirements and short term and long term working capital needs in the fiscal year ending June 31, 2000 and beyond, unless a significant acquisition or expansion is undertaken. The Company is constantly searching for potential acquisitions and/or expansion opportunities. However, there are no arrangements or ongoing negotiations for any acquisition or expansion.

RECENT DEVELOPMENTS

         The Company continues to pursue its efforts in marketing and licensing Manfred Moose(TM) and is working to complete the projects with Air Tahiti described above. Efforts to work on a cartoon series are still progressing. The Company entered into an agreement with a major shareholder whereby that shareholder invested $50,000 in during the three months ended March 31, 2000 to help fund the development costs incurred by the Company in creating and marketing Manfred Moose(TM).

Inflation and Regulation

         The Company's operations have not been, and in the near term are not expected to be, materially affected by inflation or changing prices. The Company encounters competition from a variety of Companies in its markets. Many of these companies have long standing customer relationships and are well-staffed and well financed. The Company believes that competition in the its industries is based on customer satisfaction and production of quality products and services, although the ability, reputation and support of management is also significant. The Company does not believe that any recently enacted or presently pending proposed legislation will have a material adverse effect on its results of operations.

Factors That May Affect Future Results

         Management's Discussion and Analysis and other parts of this filing contain information based on management's beliefs and forward-looking statements that involve a number of risks, uncertainties, and assumptions. There can be no assurance that actual results will not differ materially for the forward-looking statements as a result of various factors, including but not limited to the following:

         The markets for many of the Company's offerings are characterized by rapidly changing technology, evolving industry standards, and frequent new product introductions. The Company's operating results will depend to a significant extent on its ability to design, develop, or otherwise obtain and introduce new products, services, systems, and solutions and to reduce the costs of these offerings. The success of these and other new offerings is dependent on many factors, including proper identification of customer needs, cost, timely completion and introduction, differentiation from offerings of the Company's competitors, and market acceptance. The ability to successfully introduce new products and services could have an impact on future results of operations.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         The Company is not engaged in any legal proceedings other than the ordinary routine litigation incidental to its business operations, which the Company does not believe, in the aggregate, will have a material adverse effect on the Company, or its operations.

         No Director, Officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such Director, Officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 2.  Changes in Securities

         The following table lists all sales of unregistered securities by the Company during the past three months.

Name        # of Shares       Exemption                 Type of Purchaser Value/
                                                                          Share

Bristol       50,000   4(2) (not involving a public offering)   Affiliate  $1.00

All investors, including the non-affiliate investors, were given access to the books and records of the Company, including financial statements, and given the opportunity to ask management any and all questions concerning the Company and its prospects for the future. The non-affiliate issuances of securities were issued as compensation for services provided to the Company as were the affiliate issuances. The investors were asked about prior investment history, business experience and educational background. After reviewing that information, these investors were determined to be capable of making an informed investment decision based upon this information. All were informed as to the restricted nature of the stock being received and all represented and warranted that they were purchasing the stock for their own account.

The price of the issuance was the price negotiated between the Company and the investor.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         The following exhibits are included as part of this report:

Exhibit

Number            Exhibit

3.1               Articles of Articles of Incorporation and By-Laws. (1)

27.1              Financial Data Schedule

(1) Incorporated by reference to the Registrant's registration statement on Form 10-SB (as amended) filed on May 2, 2000.

         (b) The Company did not filed a report on Form 8-K during the most recent quarter ended.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Phoenix Media Group, Ltd.


DATE:   May 11, 2000

By:  /s/
   ----------------------------
     Ronald R. Irwin, President
    (Principal Executive and
     Accounting Officer)