Form 10KSB
period 2000-06-30
PHOENIX MEDIA GROUP LTD
filed 2000-09-27
CIK 899049

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(Mark One)
 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Fiscal Year Ended: June 30, 2000

                                       or

 [  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from ________________ To ___________________


                     Commission file number 0-21376


                            Phoenix Media Group, Ltd.
                 (Name of small business issuer in its charter)

            Nevada                                       33-0714007
     --------------------                             ---------------
 State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization                      Identification No.)

             290 East Verdugo, Suite 207, Burbank, California 91502
  ----------------------------------------------------------------------------
          (Address of principal executive offices)         (Zip code)


Issuer's telephone number                      (818)-563-3900
                                               ---------------

Securities registered under Section 12(b) of the Act: NONE
Securities registered under Section 12(g) of the Act:

                         Common Stock, $0.001 Par Value
                         ------------------------------
                                (Title of class)

                 Convertible Preferred Series A, $0.01 Par Value
                 -----------------------------------------------
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

     State  issuer's  revenues  for its  most  recent  fiscal  year.   $334,574


     As of September 19, 2000, there were 6,720,649 shares of the Registrant's common stock, par value $0.001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $2,957,000 computed at the average bid and asked price as of September 19, 2000.


                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"): NONE

     Transitional Small Business Disclosure Format (check one): Yes ; NO X

                                TABLE OF CONTENTS


Item Number and Caption                                                    Page

PART I

Item 1.  Description of Business..............................................4

Item 2.  Description of Property..............................................7

Item 3.  Legal Proceedings....................................................7

Item 4.  Submission of Matters to a Vote of Security Holders..................7


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.............8

Item 6.  Management's Discussion and Analysis or Plan of Operations...........9

Item 7.  Financial Statements.................................................14

Item 8.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure.................................................14

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act....................15

Item 10. Executive Compensation...............................................17

Item 11. Security Ownership of Certain Beneficial Owners and Management.......17

Item 12. Certain Relationships and Related Transactions.......................18

Item 13. Exhibits and Reports on Form 8-K.....................................19

                                     PART I


                         ITEM 1 DESCRIPTION OF BUSINESS


General

     The Company was formed for the purpose of creating a vehicle to obtain capital to seek out, investigate and acquire interests in products and businesses which may have potential for profit. The Company's objective is to become a major player in the communications industry with an emphasis on radio, television and Internet services.

Principal Products or services - The production of radio and television infomercials and commercials. The development, publication, manufacture, design and sale of books and toys in the image of or otherwise relating to the character Manfred Moose(TM).

Distribution methods of the products or services - Radio and television infomercials and commercials are solicited directly from a wide variety of commercial prospects and distributed via electronic media to various radio and television stations.

Status of any publicly announced new product or service - In Fiscal Year 1999, the Company announced the development of the Manfred Moose(TM) Millenium Doll and the book "Manfred Moose(TM) Flies to Hong Kong." Both products have been completed and are being sold in the manner described above.

Competitive business conditions and issuer's competitive position in the industry and methods of competition - Regarding radio and television commercials and infomercials, the Company is faced with significant competition. The Company's relative position in the industry is small.

     Regarding Manfred Moose(TM), the competition is substantial including several major corporations. Our relative position in the industry is very small.

Sources and availability of raw materials and the names of principal suppliers - Not Applicable.

Dependence on one or a few major customers - Not Applicable.

     The Company's common stock is traded on the National Association of Security Dealers, Inc. (the "NASD's") OTC Bulletin Board Under the symbol "PXMG."

History

     The Company was organized under the laws of the State of Utah on December 5, 1985 as Bullseye Corp. On June 22, 1992 the name of the Company was changed to Natural Solutions, Ltd. and the corporate domicile was changed to the State of Nevada. On March 25, 1994, the Company name was changed to Phoenix Media Group, Ltd. The Company was in the development stage through June 30, 1994. The June 30, 1995 year is the first year during which it is considered an operating company. Its authorized capital stock is 50,000,000 shares of common stock, par value $0.001 per share.

     The executive offices of the Company are located at 290 East Verdugo, Suite 207, Burbank, California 91502. Its telephone number is (818)-563-3900.

OPERATING LOSSES

     The Company has incurred net losses of approximately $226,000 for the fiscal year ended June 30, 2000. Such operating losses reflect developmental and other start-up activities relating to the character Manfred Moose(TM). The Company expects to incur losses in the near future until profitability is achieved. The Company's operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING

     Revenues are not yet sufficient to support the Company's operating expenses and are not expected to reach such levels until the first or second quarter of 2001. Since the Company's formation, it has funded its operations and capital expenditures primarily through private placements of debt and equity securities. See "Recent Sales of Unregistered Securities." The Company expects that it will be required to seek additional financing in the future. There can be no assurance that such financing will be available at all or available on terms acceptable to the Company.

GOVERNMENT REGULATION

     The Company is subject to all pertinent Federal, State, and Local laws governing its business. The Company is subject to licensing and regulation by a number of authorities in its State or municipality. These may include health, safety, and fire regulations. The Company's operations are also subject to Federal and State minimum wage laws governing such matters as working conditions and overtime.

RISK OF LOW-PRICED STOCKS

     Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act") impose sales practice and disclosure requirements on certain brokers and dealers who engage in certain transactions involving "a penny stock."

     Currently, the Company's Common Stock is considered a penny stock for purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed on certain brokers and dealers could impede the sale of the Company's Common Stock in the secondary market. In addition, the market liquidity for the Company's securities may be severely adversely affected, with concomitant adverse effects on the price of the Company's securities.

     Under the penny stock regulations, a broker or dealer selling penny stock to anyone other than an established customer or "accredited investor"
(generally, an individual with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker or dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker or dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission (the "SEC") relating to the penny stock market, unless the broker or dealer or the transaction is otherwise exempt. A broker or dealer is also required to disclose commissions payable to the broker or dealer and the registered representative and current quotations for the Securities. In addition, a broker or dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

LACK OF TRADEMARK AND PATENT PROTECTION

     The Company relies on a combination of trade secret, copyright and trademark law, nondisclosure agreements and technical security measures to protect its products. The Company holds a trademark on the name Manfred Moose(TM) and copyrights on several Manfred Moose(TM) images. Notwithstanding these safeguards, it is possible for competitors of the company to obtain its trade secrets and to imitate its products. Furthermore, others may independently develop products similar or superior to those developed or planned by the Company.

COMPETITION

     The Company faces competition from a wide variety of entertainment distributors, many of which have substantially greater financial, marketing and technological resources than the Company.

     Regarding radio and television commercials and infomercials, the Company is faced with significant competition. The Company's relative position in the industry is small.

     Regarding Manfred Moose(TM), the competition is substantial including several major corporations. Our relative position in the industry is very small.

EMPLOYEES

     As of September 19, 2000, the Company has 4 employees, of which, two are full time.


                         ITEM 2 DESCRIPTION OF PROPERTY


     The Company maintains an office condominium at 290 east Verdugo Avenue, Suite 207, Burbank California. The property was purchased for $75,000 and is being amortized over 39 years. The property is subject to a first mortgage with monthly payment of $393.36 over 30 years at 8.75%.

     In the opinion of management, all properties owned by the Company are adequately insured.


                            ITEM 3 LEGAL PROCEEDINGS


     The Company is not engaged in any legal proceedings other than the ordinary routine litigation incidental to its business operations, which the Company does not believe, in the aggregate, will have a material adverse effect on the Company, or its operations.



                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS


     No matters were subject to a vote of security holders during the year June 30, 2000.

                                     PART II


                       ITEM 5 MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS



MARKET INFORMATION

     The stock is traded over-the-counter with the trading symbol "PXMG". The following high and low bid information was provided by PC Financial Network. The quotations provided reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


        1998                                        HIGH BID            LOW BID

First Quarter (09/30/98)                            $0.180               $0.125
Second Quarter (12/31/98)                           $0.150               $0.080
Third Quarter (03/31/99)                            $0.120               $0.080
Fourth Quarter (06/30/99)                           $0.125               $0.063

        1999
First Quarter (09/30/99)                            $0.480               $0.060
Second Quarter (12/31/99)                           $0.220               $0.130
Third Quarter (03/31/00)                            $0.800               $0.130
Fourth Quarter (06/30/00)                           $0.950               $0.150


DIVIDENDS

     The Company has not paid any cash dividends to date and does not anticipate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

     The number of shareholders of record of the Company's Common Stock as of September 19, 2000 was approximately 800.


RECENT SALES OF UNREGISTERED SECURITIES

     The Company over the past three years has sold 10,000 shares of common stock.

     On October 30, 1997 the Company issued 10,000 shares in exchange for $5,000 in consulting services under Section 4(2) of the Securities and Exchange Commission Act of 1933 to Mr. William Concha (non-affiliate investor)

     On August 16, 1999 the Company issued 160,000 shares in exchange for $32,000 in consulting services under Section 4(2) of the Securities and Exchange Act of 1933 to Messrs. Irwin, Smith, Martin and Hanna (affiliate investors)

     On January 30, 2000 the Company issued 20,000 shares in exchange for $50,000 in consulting services under Section 4(2) of the Securities and Exchange Act of 1933 to Messrs. Levy, Neur and Kingstone (non-affiliate investors)

     On May 1, 2000 the Company issued 25,000 shares in exchange for $6,250 in consulting services under Section 4(2) of the Securities and Exchange Act of 1933 to Messrs. Mister and Grossman (non-affiliate investors)

Shares to Be Issued:

Name    # of Shares  Exemption                Type of Purchaser     Value/Share
Bristol  128,000     4(2) (not involving a    Affiliate            $1.00
                           public offering)

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

                       ITEM 6 MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OR PLAN OF OPERATIONS


FORWARD-LOOKING STATEMENTS MAY NOT PROVE ACCURATE

When used in this Form 10-KSB, the words anticipated, estimate, expect, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company's will fail to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

General

     The following discusses the financial position and results of operations of the Company.

     Significantly all of the Company's revenues came from its resale of air time to its customers. That was the Company's principle service provided during fiscal 2000. During fiscal 2000, the Company began purchasing air time from a total of four stations, which is double the number of stations it was purchasing from during fiscal 1999. Revenues from sales of items associated with Manfred Moose(TM) were negligible. At the present time, approximately twelve percent of customers with six month contracts renew their contracts while approximately twenty percent of customers with three month contracts renew their contracts. Although the Company provides service to its customers with repeat business, there is no assurance that such customers will maintain or increase the level of volume of business of the Company.

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

Results of Operations - The following table set forth, for the years ended June 30, 2000 and 1999, certain items from the Company's Condensed Statements of Operations expressed as a percentage of net sales.


                                                          2000            1999
                                                        ------          ------

Sales, Net .....................................        100.0%          100.0%
Cost of Sales ..................................         56.6%           29.0%
                                                        ------          ------

Gross Margin ...................................         43.4%           71.0%

Operating Expenses .............................        100.4%           58.8%
                                                        ------          ------

Operating Income (Loss) ........................        (57.0)%          12.2%

Other Income (Expense), Net ....................        (10.5)%          (1.5)%
                                                        ------          ------

Income (Loss) Before Income Taxes ..............        (67.5)%          10.7%

Income Taxes ...................................          0.3%            0.3%
                                                        ------          ------

Net Income (Loss) ..............................        (67.8)%          10.4%
                                                        ======          ======


Net Sales

     Net  sales  for  Fiscal  2000   compared  to  Fiscal  1999   increased   by
approximately $57,000 or 21%. This increase was due to expansion of sales and marketing efforts and the addition of new products and services.

Cost of Sales

     Cost of sales for Fiscal 2000 increased approximately $109,000 or 135% compared to Fiscal 1999. As a percentage of sales, cost of sales increased 27.6% from 29.0% to 56.6%. This increase was due to the purchase of additional air time at increased costs.

Operating Expenses

     Operating expenses during Fiscal 2000 increased approximately $173,000 or100.6% compared to Fiscal 1999 from $162,821 to $336,064. As a percentage of sales, operating expenses increased 60.5% from 58.8% to 100.4%. This increase in operating expenses is attributable to the Company's efforts with regard to developing Manfred Moose(TM) and related products to market and sell in the future and includes compensation to officers and directors as well as actual production costs. It is anticipated that this trend will continue as the Company continues to develop and seek new opportunities to license and market Manfred Moose(TM) merchandise. The Company cannot predict how and when, if ever, it will recoup these operating expenses until the Company can gauge whether or not this character will be successful with consumers and as a marketing tool for businesses wishing to license the character for their use.


Liquidity and Capital Resources

     The Company requires working capital to fund its current operations. The Company has budgeted its anticipated revenue and cash flows, after paying expenses, from its sale of radio air time to provide for its anticipated expenditures to fund development of the Manfred Moose(TM) project until such time as the Company begins to receive revenue from Manfred Moose(TM) projects. If the Company's revenues decline below present or projected levels, the Company may have to scale back its operations and its proposed development of Manfred Moose(TM) to accommodate the resulting shortfall in revenues to fund its projects. Generally the Company has adequate funds for its activities. There are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowing. It is anticipated that the current operations will expand and the funds generated will exceed the Company's working capital requirements for the next year.

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

     During the year ended June 30, 2000, the Company sold $57,750 in investments held for sale. This consisted of securities transferred to the Company in satisfaction of an account receivable of the Company. These securities were sold in the fall of 1999, with the Company incurring a loss of $32,859 on the transaction. The Company does not anticipate this type of activity recurring in the future. Also during the year ended June 30, 2000, the company issued 205,000 shares of the Company's Common Stock in exchange for services. The loss on sale of investments and expense due to the issuance of stock for services make up approximately $121,000 of the Company loss before taxes of approximately $226,000 for the year ended June 30, 2000 compared to a net profit before taxes of approximately $29,000 for the year ending June 30, 1999.

     For the year ended June 30, 2000, the Company's asset value of vehicles rose to $34,173 compared to $15,200 for the year ended June 30, 1999. This increase is attributable to the purchase of a Ford Taurus for use by the Company's CEO.

     The Company requires working capital principally to fund its current operations. Generally the Company has adequate funds for its activities. There are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowing. It is anticipated that the current operations will expand and the funds generated will exceed the Company's working capital requirements for the next year.

     The Company generates and uses cash flows through three activities: operating, investing, and financing. During 2000, operating activities used cash of approximately $163,000 as compared to net cash used of approximately $4,000 for 1999. Much of this increase in attributable to the Company's development and marketing of Manfred Moose(TM).

     Cash flows used in investing activities is primarily due to the acquisition of approximately $52,000 of computer equipment, office furniture and automotive equipment for 2000. During 1999 investing activities provided approximately
$1,200, from shareholder loans and notes receivable and used approximately $4,500 for the purchase of property and equipment.

     Financing activities used less than $9,000 in principle payments on debt for 2000 and $1,000 for 1999. During 2000 financing activities provided $216,000 in proceeds from capital stock issued.

     Management believes that the Company's current cash and funds available will be sufficient to meet capital requirements and short term and long term working capital needs in the fiscal year ending June 31, 2001 and beyond, unless a significant acquisition or expansion is undertaken. The Company is constantly searching for potential acquisitions and/or expansion opportunities. However, there are no arrangements or ongoing negotiations for any acquisition or expansion.

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

Factors That May Affect Future Results

     Management's Discussion and Analysis and other parts of this registration statement contain information based on management's beliefs and forward-looking statements that involve a number of risks, uncertainties, and assumptions. There can be no assurance that actual results will not differ materially for the forward-looking statements as a result of various factors, including but not limited to the following:

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

Government Regulations - The Company is subject to all pertinent Federal, State, and Local laws governing its business. The Company is subject to licensing and regulation by a number of authorities in its State or municipality. These may include health, safety, and fire regulations. The Company's operations are also subject to Federal and State minimum wage laws governing such matters as working conditions and overtime.



                           ITEM 7 FINANCIAL STATEMENTS


     The financial statements of the Company and supplementary data are included beginning immediately following the signature page to this report. See
Item 13 for a list of the financial statements and financial statement schedules included.



              ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE


     There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.

                                    PART III


               ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                                THE EXCHANGE ACT


Executive Officers and Directors

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following table sets forth the name, age, and position of each executive officer and director of the Company:

           Directors and Executive Officers.


         (1)                       (2)                            (3)
     NAME and AGE               POSITION                     TERM OF OFFICE

Ronald R. Irwin   54       C.E.O. and Chairman              Until next meeting

Richard Spangler  65       President & Director             Until next meeting

David Petrik      52       Director                         Until next meeting

Wayne Smith       45       Secretary/Treasurer              Until next meeting


     Ronald R. Irwin - During the past 5 years, Mr. Irwin has been engaged full time as Chairman and C.E.O. for the Company.

     Richard Spangler - During the past 5 years, Mr. Spangler has served full time as President and Director for the Company.

     David Petrik - During the past 5 years, Mr. Petrik has served as Director and Chief Engineer for the Company. Prior to his employement with the Company, he worked as a Radio Engineer for KROQ Radio in Los Angeles, CA, and the Premier Radio Network in Los Angeles, Ca.

     Wayne Smith - During the past 5 years has served as Secretary/Treasurer for the Company. During this same period of time, he has also worked for Trans World Airlines, Inc. in a non-executive position.

Conflicts of Interest

Certain conflicts of interest existed at June 30, 2000 and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which he devotes attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. The Company has not established policies or procedures for the resolution of current or potential conflicts of interests between the Company, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and failure by management to conduct the Company's business in the Company's best interest may result in liability to the management. The officers and directors are accountable to the Company as fiduciaries, which means that they are required to exercise good faith and integrity in handling the Company's affairs. Shareholders who believe that the Company has been harmed by failure of an officer or director to appropriately resolve any conflict of interest may, subject to applicable rule of civil procedure, be able to bring a class action or derivative suit to enforce their rights and the Company's rights.

Board Meetings and Committees

     The Directors will not receive remuneration from the Company until a subsequent offering has been successfully completed, or cash flow from operating permits, all in the discretion of the Board of Directors. Directors may be paid their expenses, if any, of attendance at such meeting of the Board of Directors, and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as Director. No such payment shall preclude any Director from serving the Corporation in any other capacity and receiving compensation therefor. No compensation has been paid to the Directors. The Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed.

Compliance with Section 16(a) of the Exchange Act

     Based solely upon a review of forms 3, 4, and 5 and amendments thereto, furnished to the Company during or respecting its last fiscal year, no director, officer, beneficial owner of more than 10% of any class of equity securities of the Company or any other person known to be subject to Section 16 of the Exchange Act of 1934, as amended, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act for the last fiscal year.

                         ITEM 10 EXECUTIVE COMPENSATION


     None of the executive officer's salary and bonus exceeded $100,000 during any of the Company's last two fiscal years.

     Ronald R. Irwin, C.E.O. and Chairman received compensation of approximately $60,000 per year during the past two years.



                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT


Principal Shareholders

     The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 6,925,649 shares of issued and outstanding Common Stock of the Company as of June 30, 2000 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.


     (1)                     (2)                           (3)        (4)
                           Name and                    Amount and
                          Address of                   Nature of
   Title of               Beneficial                   Beneficial    Percent of
    Class                   Owner                        Owner         Class
--------------------------------------------------------------------------------

Common Stock            Bristol Investments Limited      900,000       13.39%
                        1601 Kinwick Centre
                        32 Hollywood Road
                        Central Hong Kong
                        Zhong Hong Li

Directors & Executives
                        Ronald R. Irwin, CEO & Director  3,500,000     52.08%
                        290 E. Verdugo Ave.
                        Burbank, CA 91502

  (1)              (2)                             (3)                    (4)
Title of        Name and                         Amount and
Class          Address of                         Nature of
               Beneficial                         Beneficial         Percent of
                 Owner                             Owner                Class
________________________________________________________________________________


            Richard Spangler, President &              100,000           1.49%
            Director
            290 E. Verdugo Ave.
            Burbank, CA 91502

            David Petrik, Director                     25,000            0.37%
            290 E. Verdugo Ave.
            Burbank, CA 91502

            Wayne K. Smith, Sec/Treas.                 68,000            1.01%
            290 E. Verdugo Ave.
            Burbank, CA 91502

Directors and executive                                3,693,000        54.95%
officers as a Group



             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



      During 1997 The Company loaned an officer/director $20,100, interest at 1%, repayable at $201 per month for ten months with a balloon payment due in 2007. In addition an officer/director advanced $2,500 at 0% interest, to the Company.

                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K


          (a) The following documents are filed as part of this report.

1.  Financial Statements                                            PAGE

Independent Auditor's Report                                         F-1
Balance Sheets,  June 30, 2000 and 1999                              F-2
Statements of Operations,
  For the Years Ended June 30, 2000 and 1999                         F-4
Statements of Changes in Stockholders' Equity,
  For the Years Ended June 30, 2000 and 1999                         F-5
Statements of Cash Flows,
  For the Years Ended June 30, 2000 and 1999                         F-6
Notes to Consolidated Financial Statements                           F-7

2.  Financial Statement Schedules

     The following financial statement schedules required by Regulation S-X are included herein.

     All Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.  Exhibits

     The following exhibits are included as part of this report:

Exhibit
Number               Exhibit

3.1                  Articles of Articles of Incorporation and By-Laws.     (1)

27.1                 Financial Data Schedule


(1)  Incorporated by reference

                                   SIGNATURES


     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                                      PHOENIX MEDIA GROUP, LTD.

Dated: September 27, 2000                           By  /S/     Ronald R. Irwin
                                                    ---------------------------
                                                    Ronald R. Irwin,
                                                    C.E.O. and Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 27h day of September 2000.

Signatures                                           Title

/S/     Ronald R. Irwin
Ronald R. Irwin                             C.E.O. and Chairman
                                            (Principal Executive Officer)

/S/     Wayne Smith
Wayne Smith                                 Secretary/Treasurer
                                            (Principal Financial and Accounting
                                            Officer)

/S/     Richard Spangler
Richard Spangler                            President and Director



/S/      David Petrik
David Petrik                                Director

               Report of Independent Certified Public Accountants

Board of Directors
Phoenix Media Group, Ltd.
Burbank, California


     We have audited the accompanying balance sheets of Phoenix Media Group, Ltd. as of June 30, 2000 and 1999, and the related statements of operations, retained earnings, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Media Group, Ltd. as of June 30, 2000 and 1999, and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

                                               Respectfully submitted,



                                               /s/ ROBISON, HILL & CO.
                                               Certified Public Accountants



Salt Lake City, Utah
July 31, 2000

                            PHOENIX MEDIA GROUP, LTD.
                                 BALANCE SHEETS




                                                              June 30,
                                                        -----------------------
                                                           2000          1999
                                                        ---------     ---------
ASSETS
Cash ...............................................    $  19,815     $   2,312
Inventory ..........................................       34,130          --
Investments held for sale ..........................         --          57,750
                                                        ---------     ---------

        Total Current Assets .......................       53,945        60,062
                                                        ---------     ---------

Property and Equipment
Office Equipment ...................................       24,315        12,965
Radio Equipment ....................................       26,312        16,405
Office Condominium .................................       75,000        75,000
Vehicles ...........................................       41,586        15,200
                                                        ---------     ---------
                                                          167,213       119,570
Less Accumulated Depreciation ......................      (46,679)      (33,560)
                                                        ---------     ---------

        Net Property and Equipment .................      120,534        86,010
                                                        ---------     ---------

Other Assets
Stockholder Loans ..................................       18,598        18,432
Intangibles (Net of Accumulated Amortization of
   $65,000 and $52,540) ............................         --          12,460
Goodwill (Net of Accumulated Amortization of
   $20,000 and $16,167) ............................         --           3,833
                                                        ---------     ---------

        Total Non Current Assets ...................       18,598        34,725
                                                        ---------     ---------

        Total Assets ...............................    $ 193,077     $ 180,797
                                                        =========     =========

                            PHOENIX MEDIA GROUP, LTD.
                                 BALANCE SHEETS
                                   (Continued)


                                                                 June 30,
                                                          ---------------------
                                                            2000        1999
                                                          ---------   ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable .......................................  $  18,769   $   2,135
Accrued expenses .......................................      7,823      19,128
Stockholder loans ......................................      8,000       8,000
Current portion of long-term debt ......................      6,520         477
                                                          ---------   ---------

        Total Current Liabilities ......................     41,112      29,740
                                                          ---------   ---------

Long-term Debt .........................................     59,647      48,230
                                                          ---------   ---------

Stockholders' equity
Series A convertible preferred stock (par value $.01),
 5,000,000 shares authorized, no shares issued or
 Outstanding June 30, 2000 and 1999 ....................       --          --

 Common Stock (par  value  $.001), 50,000,000 shares
  Authorized,  6,925,649 shares issued and outstanding
  June 30, 2000, and 6,720,649 on June 30, 1999 ........      6,926       6,721
  Common Stock to be Issued 128,000 shares .............        128        --
Paid in capital in excess of par value .................    501,776     285,849

Retained deficit .......................................   (416,512)   (189,743)
                                                          ---------   ---------

        Total Stockholders' Equity .....................     92,318     102,827
                                                          ---------   ---------

        Total Liabilities and Stockholders' Equity .....  $ 193,077   $ 180,797
                                                          =========   =========



   The accompanying notes are an integral part of these financial statements.

                            PHOENIX MEDIA GROUP, LTD.
                            STATEMENTS OF OPERATIONS



                                                  For the Year Ended
                                                       June 30,
                                              --------------------------
                                                 2000          1999
                                              -----------    -----------
Revenue
Sales .....................................   $   334,574    $   277,112
Cost of sales .............................       189,289         80,439
                                              -----------    -----------

        Gross Margin ......................       145,285        196,673

Operating Expenses
General and Administrative ................      (336,064)      (162,821)

Other Income (Expense)
Interest expense ..........................        (5,007)        (4,283)
Interest income ...........................             5            109
Gain (loss) on sale of assets .............       (30,079)           (45)
                                              -----------    -----------

Income (loss) before income taxes .........      (225,860)        29,633

Income taxes ..............................           909            800
                                              -----------    -----------

Net Income (Loss) .........................   $  (226,769)   $    28,833
                                              ===========    ===========

Earnings (Loss) Per Share .................   $     (0.03)   $      --
                                              ===========    ===========

Weighted Average Shares Outstanding .......     6,872,443      6,720,649
                                              ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                            PHOENIX MEDIA GROUP, LTD.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                          Common Stock                           Capital in
                                      Preferred Stock     to be Issued       Common Stock        Excess of  Retained
                                      ----------------  ----------------  ---------------------
                                      Shares   Amount   Shares    Amount    Shares      Amount   Par Value   Deficit
                                      ------  --------  -------  -------  -----------  --------  ---------  ---------

Balance July 1, 1998 ...............    --    $   --       --    $  --      6,720,649  $  6,721  $ 285,849  $(218,576)

Net Income .........................    --        --       --       --           --        --         --       28,833
                                      ------  --------  -------  -------  -----------  --------  ---------  ---------

Balance June 30, 1999 ..............    --        --                        6,720,649     6,721    285,849   (189,743)

Issuance of shares for services ....    --        --                          205,000       205     88,055       --

Stock sold Cash ....................    --        --    128,000      128         --        --      127,872       --

Net Loss ...........................    --        --       --       --           --        --         --     (226,769)
                                      ------  --------  -------  -------  -----------  --------  ---------  ---------

Balance June 30, 2000 ..............    --    $   --    128,000 $    128    6,925,649  $  6,926  $ 501,776  $(416,512)
                                      ======  ========  =======  =======  ===========  ========  =========  =========





   The accompanying notes are an integral part of these financial statements.

                            PHOENIX MEDIA GROUP, LTD.
                             STATEMENTS OF CASH FLOW


                                                          For the Year Ended
                                                               June 30,
                                                        --------------------
Cash Flows From Operating Activities: ................     2000       1999
                                                        ---------   --------
Net income (loss) ....................................  $(226,769)  $ 28,833
Adjustments to reconcile
 Net income (loss) to net cash provided by (used in)
 Operating activities:
  Amortization and depreciation ......................     37,248     29,719
  (Gain) Loss on sale of assets ......................     (2,780)        45
 Change in operating assets and liabilities:
  Inventory ..........................................    (34,130)      --
  Investments held for sale ..........................     57,750    (57,750)
  Accounts payable ...................................     16,644     (2,759)
  Checks written in excess of cash in bank ...........       --         --
  Accrued expenses ...................................    (11,305)    (1,600)
                                                        ---------   --------

  Net cash used by operating activities ..............   (163,342)    (3,512)
                                                        ---------   --------

Cash Flows From Investing Activities:
Stockholders loans ....................................      (166)     1,259
Purchase of property and equipment ....................   (52,699)    (4,561)
                                                        ---------   --------

Net cash used in investing activities .................   (52,865)    (3,302)
                                                        ---------   --------

Cash Flows From Financing Activities:
Proceeds from issuance of debt ........................    26,173       --
Principle payments on debt ............................    (8,713)      (437)
Proceeds from capital stock issued ....................   216,250       --
                                                        ---------   --------

Net cash provided by (used in) financing activities ...   233,710       (437)
                                                        ---------   --------

Net increase (decrease) in cash and cash equivalents ...   17,503     (7,251)
Cash and cash equivalents at beginning of period .......    2,312      9,563
                                                        ---------   --------

Cash and cash equivalents at end of period .............   19,815   $  2,312
                                                        =========   ========

Supplemental Disclosure of Cash Flow Information:
 Interest ..............................................$   5,007   $  4,283
 Income taxes ..........................................$     909   $   --

Supplemental Schedule of Non-Cash Investing and Financing Activities: None


   The accompanying notes are an integral part of these financial statements.

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


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

Earnings (Loss) Per Share

     In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" (EPS). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share.

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
                                   (CONTINUED)


NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES
(Continued)

     Diluted net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the warrants are converted to common shares. The effect of outstanding common stock equivalents are anti-dilutive for 1999 and 1998 and are thus not considered.

     The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:


                                 For the Year Ended June 30, 1999
                             --------------------------------------
                                                         Per Share
                                 Income       Shares      Amount
                             --------------  ---------  -----------

Basic EPS
Net Income to common
shareholders ..............  $       28,833  6,720,649  $      --
                             ==============  =========  ===========


                                  For the Year Ended June 30, 2000
                             ----------------------------------------
                                                            Per Share
                                Income         Shares        Amount
                             --------------  ----------   -----------

Basic EPS
Net Loss to common
shareholders                 $    (226,769)    6,872,443  $     (0.03)
                             =============   ===========  ===========


Amortization

     Intangibles and goodwill are amortized using the straight line method over five years. Amortization expense related to intangibles and goodwill totaled $16,293 for the year ended June 30, 2000 and $17,000 for the year ended June 30, 1999.

     Goodwill was created by the excess of the purchase price over cost of acquisitions made in fiscal year 1995, and is amortized on a straight-line basis over 5 years. Management regularly assesses the carrying amount of intangible assets and where, in their opinion, the value is less than the carrying amount, the loss is recognized immediately.

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
                                   (CONTINUED)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)


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

Depreciation

     Office furniture, equipment and leasehold improvements, are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

     Office furniture                                   5-10 years
     Equipment                                          5-7  years
     Office Condominium                                 39   years

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

Reclassifications

     Certain reclassifications have been made in the 1999 financial statements to conform with the 2000 presentation.

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
                                   (CONTINUED)


NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------

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

NOTE 3 - STOCK OPTIONS

     Effective April 9, 1993 the Board of Directors approved a five year "Option to Purchase" to be exercised on or after May 1, 1993 and to expire at midnight, mountain time, on June 30, 1998. Under the provisions of the plan, options to purchase up to 230,000 shares at prices ranging from $1.00 to $5.00 per share were granted to eight directors and members of the Advisory Board. The purchase price for the common stock under these options may be paid in cash, by delivering shares of common stock already owned by the optionee (valued at its fair market value at the time of exercise), by delivering options (valued at the amount by which the fair market value of the common stock at the time of exercise exceeds the exercise price), or other consideration acceptable to the Company. At June 30, 1998 all 230,000 options expired unexercised.

NOTE 4 - INCOME TAXES

     Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. Deferred benefits of $140,000 and $64,000 for the years ended June 30, 2000 and 1999 respectively, are the result of net operating losses.

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
                                   (CONTINUED)


NOTE 4 - INCOME TAXES (Continued)

     The Company has recorded net deferred income taxes in the accompanying balance sheets as follows:


                                                       As at June 30,
                                                    --------------------
                                                      2000        1999
                                                    ---------   --------
Future deductible temporary differences related to
   Reserves, accruals, and net operating losses ..  $ 140,000   $ 64,000
Valuation allowance ..............................   (140,000)   (64,000)
                                                    ---------   --------
Net Deferred Income Tax ..........................  $    --     $   --
                                                    =========   ========


     As of June 30, 2000, the Company had a net operating loss ("NOL") carry forward for income tax reporting purposes of approximately $415,000 available to offset future taxable income. This net operating loss carry forward expires at various dates between June 30, 2001 and 2011. A loss generated in a particular year will expire for federal tax purposes if not utilized within 15 years. Additionally, the Internal Revenue Code contains provisions which could reduce or limit the availability and utilization of these NOLs if certain ownership changes have taken place or will take place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company established a valuation allowance for the entire net deferred income tax asset of $140,000 as of June 30, 2000. Also consistent with SFAS No. 109, an allocation of the income (provision) benefit has been made to the loss from continuing operations.

     The difference between the effective income tax rate and the federal statutory income tax rate on the loss from continuing operations are presented below:


                                                               As at June 30,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------

Expense (Benefit) at the federal statutory rate of 34% ...  $(77,000)  $  9,800
Nondeductible expenses ...................................      --          340
                                                            --------   --------
Utilization of net operating loss carryforward ...........  $ 77,000   $(10,140)
                                                            --------   --------
                                                            $   --     $   --
                                                            ========   ========

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
                                   (CONTINUED)


NOTE 5 - RELATED PARTY TRANSACTIONS

     During 1997 The Company loaned an officer/director $20,100, interest at 1%, repayable at $201 per month for ten months with a balloon payment due in 2007. In addition an officer/director advanced $2,500 at 0% interest, to the Company.

NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:


                                                            As at June 30,
                                                        ----------------------
                                                          2000           1999
                                                        ---------      --------

Mortgage payable with interest at 8.75%,
 payable monthly $393.36, due March 22,
 2003, collateralized by deed of trust .............     $ 48,230      $ 48,707

Loan payable with interest at 4.9%,
payable monthly $398.81, due July 15, 2004,
collateralized by automotive equipment .............       17,937          --

Less Current Maturities ............................       (6,520)         (477)
                                                         --------      --------

Net Long-term Debt .................................     $ 59,647      $ 48,230
                                                         ========      ========


Annual principal payments on long-term debt are as follows:

                     2001                                  $   4,633
                     2002                                      4,886
                     2003                                      5,154
                     2004                                      3,333
                     2005                                        738
                     thereafter                              $45,107