Form 10QSB
period 2000-09-30
PHOENIX MEDIA GROUP LTD
filed 2000-11-14
CIK 899049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One)
[x]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the quarterly period ended: September 30, 2000

[ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To

                         Commission file number 0-21376

                            PHOENIX MEDIA GROUP, LTD.
        (Exact name of small business issuer as specified in its charter)

              NEVADA                               33-0714007
------------------------------------       ---------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
Incorporation or organization)

             290 EAST VERDUGO, SUITE 207, BURBANK, CALIFORNIA 91502
                    (Address of principal executive offices)

                                 (818) 563-3900
                           (Issuer's telephone number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2000 6,925,649
                                              ----------------------------------

Transitional Small Business Disclosure Format (check one). Yes      ; No X
                                                              ----       ---

                                     PART I

Item 1.  Financial Statements

                         INDEPENDENT ACCOUNTANT'S REPORT


Phoenix Media Group, Ltd.

           We have reviewed the accompanying balance sheets of Phoenix Media Group, Ltd. as of September 30, 2000, and the related statements of operations for the three month period then ended, and cash flows for the three month period then ended. These financial statements are the responsibility of the Company's management.

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

                             Respectfully submitted



                             /s/ ROBISON, HILL & CO.
                             Certified Public Accountants

Salt Lake City, Utah
November 10, 2000

                            PHOENIX MEDIA GROUP, LTD.
                                 BALANCE SHEETS




                                                     (Unaudited)
                                                     September 30,     June 30,
                                                      ---------       ---------
                                                         2000           2000
                                                      ---------       ---------
ASSETS
Cash ...........................................      $   5,126       $  19,815
Inventory ......................................         34,130          34,130
Investments held for sale ......................           --              --
                                                      ---------       ---------

        Total Current Assets ...................         39,256          53,945
                                                      ---------       ---------

Property and Equipment
Office Equipment ...............................         25,054          24,315
Radio Equipment ................................         26,312          26,312
Office Condominium .............................         75,000          75,000
Vehicles .......................................         41,586          41,586
                                                      ---------       ---------

Less Accumulated Depreciation ..................        (53,061)        (46,679)
                                                      ---------       ---------

        Net Property and Equipment .............        114,891         120,534
                                                      ---------       ---------

Other Assets
Stockholder Loans ..............................           --            18,598
                                                      ---------       ---------

        Total Non Current Assets ...............           --            18,598
                                                      ---------       ---------

        Total Assets ...........................      $ 154,147       $ 193,077
                                                      =========       =========

                            PHOENIX MEDIA GROUP, LTD.
                                 BALANCE SHEETS
                                   (Continued)



                                                          (Unaudited)
                                                          September 30,  June 30,
                                                            ---------   ---------
                                                              2000        2000
                                                            ---------   ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable .........................................  $  21,359   $  18,769
Accrued expenses .........................................      7,897       7,823
Stockholder loans ........................................      9,882       8,000
Current portion of long-term debt ........................      6,520       6,520
                                                            ---------   ---------

        Total Current Liabilities ........................     45,658      41,112
                                                            ---------   ---------

Long-term Debt ...........................................     58,745      59,647
                                                            ---------   ---------

Stockholders' equity
  Series A convertible preferred stock
     (par value $.01), 5,000,000 shares authorized,
      no shares issued or outstanding ....................       --          --
     September 30, 2000, and June 30, 2000
  Common Stock (par value $.001),
     50,000,000 shares authorized,
     6,925,649 and 6,925,649 shares issued
     and outstanding September 30, 2000, and June 30, 2000      6,926       6,926
     Common Stock to be Issued 128,000 shares ............        128         128
Paid in capital in excess of par value ...................    501,776     501,776
Retained deficit .........................................   (459,086)   (416,512)
                                                            ---------   ---------

        Total Stockholders' Equity .......................     49,744      92,318
                                                            ---------   ---------

        Total Liabilities and Stockholders' Equity .......  $ 154,147   $ 193,077
                                                            =========   =========




                 See accompanying notes and accountants' report.

                            PHOENIX MEDIA GROUP, LTD.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     For the          For the
                                                      Three            Three
                                                      Months           Months
                                                      Ended            Ended
                                                    September        September
                                                        30,             30,
                                                       2000            1999
                                                   -----------      -----------
Revenue
Sales ........................................     $    34,000      $   112,650
Cost of sales ................................          15,923           14,915
                                                   -----------      -----------

        Gross Margin .........................          18,077           97,735

Operating Expenses
General and Administrative ...................         (54,799)        (100,522)

Other Income (Expense)
Interest expense .............................          (5,651)          (1,065)
Interest income ..............................            --               --
Realized loss on sale of investments .........            --              5,790
Gain (loss) on sale of assets ................            --               --
                                                   -----------      -----------

Income (loss) before income taxes ............         (42,373)           1,938

Income taxes .................................             200              200
                                                   -----------      -----------

Net Income (Loss) ............................     $   (42,573)     $     1,738
                                                   ===========      ===========

Earnings (Loss) Per Share ....................     $     (0.01)     $      0.00
                                                   ===========      ===========

Weighted Average Shares Outstanding ..........       6,925,649        6,720,649
                                                   ===========      ===========





                 See accompanying notes and accountants' report.

                            PHOENIX MEDIA GROUP, LTD.
                             STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                           For the      For the
                                                             Three       Three
                                                             Months      Months
                                                             Ended       Ended
                                                         September 30, September 30,
                                                              2000        1999
                                                            --------    -------
Cash Flows From Operating Activities:
Net income (loss) .......................................   $(42,573) $   1,738
Adjustments to reconcile Net income (loss)
   to net cash provided by (used in)
   Operating activities:
      Amortization and depreciation .....................      6,383      7,750
      Common stock issued for services ..................       --         --
   Change in operating assets and liabilities:
      Investments held for sale .........................       --       (5,790)
      Accounts payable ..................................      2,600      7,925
      Accrued expenses ..................................         73     (2,800)
                                                            --------    -------
Net cash used by operating activities ...................    (33,517)     8,823
                                                            --------    -------

Cash Flows From Investing Activities:
Stockholders loans ......................................     20,480     (1,650)
Proceeds From Investments ...............................       --         --
Purchase of property and equipment ......................       (739)    (4,151)
                                                            --------    -------
Net cash provided by (used in) investing activities .....     19,741     (5,801)
                                                            --------    -------

Cash Flows From Financing Activities:
Principle payments on debt ..............................       (903)      (115)
Proceeds from capital stock issued ......................        (10)      --
                                                            --------    -------
Net cash provided by (used in) financing activities .....       (913)      (115)
                                                            --------    -------

Net increase (decrease) in
  cash and cash equivalents .............................    (14,689)     2,907
Cash and cash equivalents at beginning of period ........     19,815      2,312
                                                            --------    -------
Cash and cash equivalents at end of period ..............   $  5,126    $ 5,219
                                                            ========    =======

Supplemental Disclosure of Cash Flow Information:
   Interest .............................................   $  5,651    $ 1,065
   Income taxes .........................................        200        200

Supplemental Schedule of Non-Cash Investing and Financing Activities: None
---------------------------------------------------------------------
                 See accompanying notes and accountants' report.

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

           This summary of accounting policies of Phoenix Media Group, Ltd. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

           The unaudited financial statements as of September 30, 2000 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full year.

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

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   (CONTINUED)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------

Earnings (Loss) Per Share

           The reconciliations of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations are as follows:


                                                        For the Three Months Ended September 30, 2000
                                            ----------------------------------------------------------------------
                                                                                                   Per Share
                                                    Income                   Shares                 Amount
                                            -----------------------   --------------------   ---------------------
EPS                                                      (Numerator)          (Denominator)
Net Loss to
common shareholders                         $              (42,573)              6,925,649   $              (0.01)
                                            =======================   ====================   =====================

                                                        For the Three Months Ended September 30, 1999
                                            ----------------------------------------------------------------------
                                                                                                   Per Share
                                                    Income                   Shares                 Amount
                                            -----------------------   --------------------   ---------------------
EPS
Net Income to
common shareholders                         $                 1,738              6,720,649    $                  -
                                            =======================   ====================   =====================

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

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   (CONTINUED)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------

Depreciation

           Office furniture, equipment and leasehold improvements, are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

           Office furniture                                   5-10 years
           Equipment                                          5-7  years
           Vehicles                                           5-10 years
           Office Condominium                                 39   years

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

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   (CONTINUED)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------

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

NOTE 3 - INCOME TAXES

           Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. Deferred benefits of $155,000 and $64,000 for the three months ended September 30, 2000 and 1999 respectively, are the result of net operating losses.

           The  Company  has  recorded   net   deferred   income  taxes  in  the
accompanying balance sheets as follows:


                                                       As at September 30,
                                                      --------------------
                                                         2000      1999
                                                      ---------  ---------
Future deductible temporary differences related to
   Reserves, accruals, and net operating losses       $ 155,000  $  64,000
Valuation allowance                                    (155,000)   (64,000)
                                                      ---------  ---------
Net Deferred Income Tax                               $       -  $       -
                                                      =========  =========

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   (CONTINUED)

NOTE 3 - INCOME TAXES (Continued)

           As of September 30, 2000, the Company had a net operating loss ("NOL") carry forward for income tax reporting purposes of approximately $455,000 available to offset future taxable income. This net operating loss carry forward expires at various dates between June 30, 2001 and 2015. A loss generated in a particular year will expire for federal tax purposes if not utilized within 15 years. Additionally, the Internal Revenue Code contains provisions which could reduce or limit the availability and utilization of these NOLs if certain ownership changes have taken place or will take place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company established a valuation allowance for the entire net deferred income tax asset of $155,000 as of September 30, 2000. Also consistent with SFAS No. 109, an allocation of the income (provision) benefit has been made to the loss from continuing operations.

           The difference between the effective income tax rate and the federal statutory income tax rate on the loss from continuing operations are presented below:

                                                          As at September 30,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------

Expense (Benefit) at the federal statutory rate of 34%   $ (14,000)  $    600
Nondeductible expenses                                           -          -
                                                         ---------   --------
Utilization of net operating loss carryforward           $  14,000   $   (600)
                                                         ---------   ---------
                                                         $       -   $       -
                                                         =========   =========

NOTE 4 - RELATED PARTY TRANSACTIONS

           The Company has loaned an officer/director $20,100, interest at 1%, repayable at $201 per month for ten months with a balloon payment due in 2007. In addition an officer/director advanced $8,000 at 0% interest, to the Company.

           During the three months ended September 30, 2000, the Company received additional funds. The balance payable at September 30, 2000 was $1,882.

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   (CONTINUED)

NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:


                                                    September 30,    June 30,
                                                      --------       --------
                                                        2000           2000
                                                      --------       --------
Mortgage payable with interest at 8.75%,
  payable monthly $393.36, due March 22,
 2003, collateralized by deed of trust                $48,104        $48,230

Note Payable with interest at 4.90%,
  payable monthly $398.81, due July 15, 2004           17,161         17,937
                                                      --------       --------

Less Current Maturities                                 6,520          6,520
                                                      --------       --------

Net Long-term Debt                                    $58,745        $59,647
                                                      ========       ========

Annual principal payments on long-term debt are as follows:


2001                               $               4,633
2002                                               4,886
2003                                               5,154
2004                                               3,333
2005                                                 738
                                   ---------------------

thereafter                         $              46,521
                                   =====================

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

Results of Operations - The following table set forth, for the three months ended September 30, 2000 and 1999, certain items from the Company's Condensed Statements of Operations expressed as a percentage of net sales.


                                                  3 months         3 months
                                                   ended            ended
                                                  09/30/00         09/30/99
                                              ---------------  ---------------
Sales, Net                                             100.0%           100.0%
Cost of Sales                                           46.8%            13.2%
Gross Margin                                            53.2%            86.8%
Operating Expenses                                     161.2%            89.2%
Operating Income (Loss)                                108.0%             2.4%
Other Income (Expense), Net                             16.6%             4.1%

Income (Loss) Before Income Taxes                      124.6%             1.7%
Income Taxes                                             0.5%             0.2%
Net Income (Loss)                                      125.1%             1.5%

Net Sales

           Net sales for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 decreased by approximately $79,000 or 69.8%. This decrease was due to what management believes to be a temporary downturn in the company's business.

Cost of Sales

           Cost of sales for the three months ended September 30, 2000 increased approximately $1,000 or 6.8% compared to the three months ended September 30, 1999. As a percentage of sales, cost of sales increased 354.5% from 13.2% to 46.8%. This increase was due to the purchase of additional air time at increased costs.

           Also, as the Company completes development of the various Manfred Moose(TM) projects it is currently working on, its cost of sales will be affected, although the Company cannot predict with any degree of accuracy how much since, to a large extent, that depends on how successful this new line of business in for the Company.

Operating Expenses

           Operating expenses during the three months ended September 30, 2000 decreased approximately $45,000 or 45.0% compared to the three months ended September 30, 1999, from approximately $100,000 to $55,000. As a percentage of sales, operating expenses increased 251% from 89.2% to 161.8%. This increase was due to the decrease in net sales.

Liquidity and Capital Resources

           The Company requires working capital to fund its current operations. The Company has budgeted its anticipated revenue and cash flows, after paying expenses, from its sale of radio air time to provide for its anticipated expenditures to fund development of the Manfred Moose(TM) project until such time as the Company begins to receive revenue from Manfred Moose(TM) projects. If the Company's revenues decline below present or projected levels, the Company may have to scale back its operations and its proposed development of Manfred Moose(TM) to accommodate the resulting shortfall in revenues to fund its projects. During the three months ended September 30, 2000, the Company's revenues decreased approximately $79,000 over revenues from the three months ended September 30, 1999. It is anticipated that the current operations will expand and the funds generated will exceed the Company's working capital requirements for the next year.

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

           The Company generates and uses cash flows through three activities: operating, investing, and financing. During the three months ended September 30, 2000, operating activities used cash of approximately $34,000 as compared to net cash provided of approximately $9,000 for the three months ended September 30, 1999. Much of this increase in attributable to the Company's development and marketing of Manfred Moose(TM).

           During the three months ended September 30, 2000, investing activities provided approximately $20,000 primarily due to proceeds from stockholder loans of approximately $20,000. During the three months ended September 30, 1999, investing activities used approximately $6,000 primarily due to the purchase of property and equipment.

           Financing   activities  used  approximately   $1,000  primarily  from
principle payments on debt. During the three months ended September 30, 1999, financing activities used less than $500 for principal payments on debt.

           Management believes that the Company's current cash and funds available will be sufficient to meet capital requirements and short term and long term working capital needs in the fiscal year ending June 30, 2001 and beyond, unless a significant acquisition or expansion is undertaken. The Company is constantly searching for potential acquisitions and/or expansion opportunities. However, there are no arrangements or ongoing negotiations for any acquisition or expansion.

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

           None.

Item 3.  Defaults Upon Senior Securities

           None.

Item 4.  Submission of Matters to a Vote of Security Holders.

           None

Item 5.  Other Information

           None.

Item 6.  Exhibits and Reports on Form 8-K

           None.

                                   SIGNATURES

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Phoenix Media Group, Ltd.


DATE:   November 13, 2000

By:  /s/
   -----
     Ronald R. Irwin, President
       (Principal Executive and
        Accounting Officer)