Form 10QSB
period 2000-12-31
PHOENIX MEDIA GROUP LTD
filed 2001-02-28
CIK 899049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One)
[x]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the quarterly period ended: December 31, 2000

[ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To

                         Commission file number 0-21376

                            PHOENIX MEDIA GROUP, LTD.
        (Exact name of small business issuer as specified in its charter)

         NEVADA                                       33-0714007
-------------------------------                ---------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

             290 EAST VERDUGO, SUITE 207, BURBANK, CALIFORNIA 91502
                    (Address of principal executive offices)

                                 (818) 563-3900
                           (Issuer's telephone number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: December 31, 2000 6,925,649


     Transitional Small Business  Disclosure Format (check one). Yes ; No X ----

                                     PART I


Item 1.  Financial Statements




                         INDEPENDENT ACCOUNTANT'S REPORT


Phoenix Media Group, Ltd.

     We have reviewed the accompanying balance sheets of Phoenix Media Group, Ltd. as of December 31, 2000 and June 30, 2000, and the related statements of operations for the three and six month periods ended December 31, 2000 and 1999, and cash flows for the six month periods ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

                                             Respectfully submitted



                                             /s/ ROBISON, HILL & CO.
                                             Certified Public Accountants

Salt Lake City, Utah
February 27, 2001

                            PHOENIX MEDIA GROUP, LTD.
                                 BALANCE SHEETS




                                                   (Unaudited)
                                                   December 31,       June 30,
                                                      ---------       ---------
                                                        2000            2000
                                                      ---------       ---------
ASSETS
Cash ...........................................      $   2,879       $  19,815
Inventory ......................................         34,130          34,130
                                                      ---------       ---------

        Total Current Assets ...................         37,009          53,945
                                                      ---------       ---------

Property and Equipment
Office Equipment ...............................         25,054          24,315
Radio Equipment ................................         46,126          26,312
Office Condominium .............................         75,000          75,000
Vehicles .......................................         41,586          41,586
                                                      ---------       ---------

Less Accumulated Depreciation ..................        (59,987)        (46,679)
                                                      ---------       ---------

        Net Property and Equipment .............        127,779         120,534
                                                      ---------       ---------

Other Assets
Stockholder Loans ..............................           --            18,598
                                                      ---------       ---------

        Total Non Current Assets ...............           --            18,598
                                                      ---------       ---------

        Total Assets ...........................      $ 164,788       $ 193,077
                                                      =========       =========

                            PHOENIX MEDIA GROUP, LTD.
                                 BALANCE SHEETS
                                   (Continued)



                                                       (Unaudited)
                                                       December 31,   June 30,
                                                          ---------   ---------
                                                            2000        2000
                                                          ---------   ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable .......................................  $  23,924   $  18,769
Accrued expenses .......................................      7,897       7,823
Stockholder loans ......................................     48,411       8,000
Current portion of long-term debt ......................      6,520       6,520
                                                          ---------   ---------

        Total Current Liabilities ......................     86,752      41,112
                                                          ---------   ---------

Long-term Debt .........................................     57,699      59,647
                                                                      ---------
                                                          ---------   ---------

        Total Liabilities ..............................    144,451     100,759
                                                          ---------   ---------


Stockholders' equity
  Series A convertible preferred stock
     (par value $.01), 5,000,000 shares authorized,
      no shares issued or outstanding ..................       --          --
     September 30, 2000, and June 30, 2000
  Common Stock (par value $.001),
     50,000,000 shares  authorized,
     6,925,649 and 6,925,649
     shares issued and outstanding
     December 31, 2000, and June 30, 2000 ..............      6,926       6,926
     Common Stock to be Issued 128,000 shares ..........        128         128
Paid in capital in excess of par value .................    501,776     501,776
Retained deficit .......................................   (488,493)   (416,512)
                                                          ---------   ---------

        Total Stockholders' Equity .....................     20,337      92,318
                                                          ---------   ---------

        Total Liabilities and Stockholders' Equity .....  $ 164,788   $ 193,077
                                                          =========   =========





                 See accompanying notes and accountants' report.

                            PHOENIX MEDIA GROUP, LTD.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                     For the       For the       For the       For the
                                     Three         Three         Six           Six
                                     Months        Months        Months        Months
                                     Ended         Ended         Ended         Ended
                                     December      December      December      December
                                      31,              31,           31,          31,
                                      2000            1999          2000         1999
                                     -----------   -----------   -----------   ---------
Revenue
Sales .............................  $    28,900   $    76,848   $    62,900   $ 189,498
Cost of sales .....................       17,921        18,657        33,844      33,572
                                     -----------   -----------   -----------   ---------

        Gross Margin ..............       10,979        58,191        29,056     155,926

Operating Expenses
General and Administrative ........      (36,825)     (121,969)      (91,624)   (222,491)

Other Income (Expense)
Interest expense ..................       (3,362)       (1,242)       (9,013)     (2,307)
Interest income ...................         --            --            --          --
Realized gain (loss) on sale of
investments .......................         --         (38,649)         --       (32,859)
Gain (loss) on sale of assets .....         --           2,780          --         2,780
                                     -----------   -----------   -----------   ---------

Income (loss) before income taxes .      (29,208)     (100,889)      (71,581)    (98,951)

Income taxes ......................          200           200           400         400
                                     -----------   -----------   -----------   ---------

Net Income (Loss) .................  $   (29,408)  $  (101,089)  $   (71,981)  $ (99,351)
                                     ===========   ===========   ===========   =========

Earnings (Loss) Per Share .........  $      --     $     (0.02)  $     (0.01)  $   (0.01)
                                     ===========   ===========   ===========   =========

Weighted Average Shares Outstanding    6,925,649     6,720,649     6,925,649   6,826,736
                                     ===========   ===========   ===========   =========





                 See accompanying notes and accountants' report.

                            PHOENIX MEDIA GROUP, LTD.
                             STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                        For the      For the
                                                           Six         Six
                                                           Months      Months
                                                           Ended       Ended
                                                       December 31, December 31,
                                                             2000        1999
                                                           --------    --------
Cash Flows From Operating Activities:
Net income (loss) ......................................   $(71,981)   $(99,351)
Adjustments to reconcile Net income (loss)
   to net cash provided by (used in)
   Operating activities:
      Amortization and depreciation ....................     13,308      17,200
      (Gain) Loss on sale of assets ....................       --        (2,780)
      Common stock issued for services .................       --        32,000
      (Gain) Loss on sale of investments ...............       --        32,859
   Change in operating assets and liabilities:
      Accounts payable .................................      5,155       6,485
      Accrued expenses .................................         74      (5,200)
                                                           --------    --------
Net cash used by operating activities ..................    (53,444)    (18,787)
                                                           --------    --------

Cash Flows From Investing Activities:
Stockholders loans .....................................     59,009         980
Proceeds From Investments ..............................       --        24,300
Purchase of property and equipment .....................    (20,553)     (5,775)
                                                           --------    --------
Net cash provided by (used in) investing activities ....     38,456      19,505
                                                           --------    --------

Cash Flows From Financing Activities:
Principle payments on debt .............................     (1,948)     (1,553)
Proceeds from capital stock issued .....................       --          --
                                                           --------    --------
Net cash provided by (used in) financing activities ....     (1,948)     (1,553)
                                                           --------    --------

Net increase (decrease) in
  cash and cash equivalents ............................    (16,936)       (835)
Cash and cash equivalents at beginning of period .......     19,815       2,312
                                                           --------    --------
Cash and cash equivalents at end of period .............   $  2,879    $  1,477
                                                           ========    ========

Supplemental Disclosure of Cash Flow Information:
   Interest ...............................................$  9,013    $  2,307
   Income taxes ...........................................     400         400

Supplemental Schedule of Non-Cash Investing and Financing Activities: None
---------------------------------------------------------------------
                 See accompanying notes and accountants' report.

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

     This summary of accounting policies of Phoenix Media Group, Ltd. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     The unaudited financial statements as of December 31, 2000 and for the three and six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full year.

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

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (CONTINUED)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------

Earnings (Loss) Per Share

     The reconciliations of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations are as follows:


                         Income           Shares        Per Share
                        (Numerator)     (Denominator)     Amount

                       For the three months ended December 31, 2000

EPS
Net Loss to
common shareholders    $      (29,408)      6,925,649   $         -
                       ==============   =============   ===========

                       For the three months ended December 31, 1999

EPS
Net Loss to
common shareholders    $     (101,089)      6,826,736   $     (0.02)
                       ==============   =============   ===========

                       For the six months ended December 31, 2000

EPS
Net Loss to
common shareholders    $      (71,981)      6,925,649   $     (0.01)
                       ==============   =============   ===========

                       For the six months ended December 31, 1999

EPS
Net Loss to
common shareholders    $      (99,351)      6,826,736   $      (0.01)
                       ==============   =============   ============

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

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (CONTINUED)

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

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (CONTINUED)

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

NOTE 3 - INCOME TAXES

     Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. Deferred benefits of $166,000 and $98,000 for the six months ended December 31, 2000 and 1999 respectively, are the result of net operating losses.

     The Company has recorded net deferred income taxes in the accompanying balance sheets as follows:


                                                          As at December 31,
                                                          ---------------------
                                                            2000         1999
                                                          ---------    --------
Future deductible temporary differences related to
   Reserves, accruals, and net operating losses .......   $ 166,000    $ 98,000
Valuation allowance ...................................    (166,000)    (98,000)
                                                          ---------    --------
Net Deferred Income Tax ...............................   $    --      $   --
                                                          =========    ========

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 30, 2000 AND 1999
                                   (CONTINUED)

NOTE 3 - INCOME TAXES (Continued)

     As of December 31, 2000, the Company had a net operating loss ("NOL") carry forward for income tax reporting purposes of approximately $485,000 available to offset future taxable income. This net operating loss carry forward expires at various dates between June 30, 2001 and 2015. A loss generated in a particular year will expire for federal tax purposes if not utilized within 15 years. Additionally, the Internal Revenue Code contains provisions which could reduce or limit the availability and utilization of these NOLs if certain ownership changes have taken place or will take place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company established a valuation allowance for the entire net deferred income tax asset of $166,000 as of December 31, 2000. Also consistent with SFAS No. 109, an allocation of the income (provision) benefit has been made to the loss from continuing operations.

     The difference between the effective income tax rate and the federal statutory income tax rate on the loss from continuing operations are presented below:


                                                            As at September 30,
                                                            -------------------
                                                             2000       1999
                                                            --------   --------

Expense (Benefit) at the federal statutory rate of 34% ...  $(24,000)  $(34,000)
Nondeductible expenses ...................................      --         --
                                                            --------   --------
Utilization of net operating loss carryforward ...........  $ 24,000   $ 34,000
                                                            --------   --------
                                                            $   --     $   --
                                                            ========   ========

NOTE 4 - RELATED PARTY TRANSACTIONS

     The Company has loaned an officer/director $20,100, interest at 1%, repayable at $201 per month for ten months with a balloon payment due in 2007. In addition an officer/director advanced $8,000 at 0% interest, to the Company.

     During the three months ended December 31, 2000, the Company received additional funds. The balance payable at December 31, 2000 was $40,411.

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
                                   (CONTINUED)

NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:


                                                           December 31, June 30,
                                                            -------      -------
                                                             2000         2000
                                                            -------      -------
Mortgage payable with interest at 8.75%,
  payable monthly $393.36, due March 22,
 2003, collateralized by deed of trust ...............      $47,975      $48,230

Note Payable with interest at 4.90%,

  payable monthly $398.81, due July 15, 2004 .........       16,244       17,937
                                                                         -------

                                                            -------      -------

Less Current Maturities ..............................        6,520        6,520
                                                            -------      -------

Net Long-term Debt ...................................      $57,699      $59,647
                                                            =======      =======

Annual principal payments on long-term debt are as follows:


2001                               $               4,633
2002                                               4,886
2003                                               5,154
2004                                               3,333
2005                                                 738
                                   ---------------------

thereafter                         $              46,521
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

Results of Operations - The following table set forth, for the three months ended December 31, 2000 and 1999, certain items from the Company's Condensed Statements of Operations expressed as a percentage of net sales.


                          3 months      3 months       6 months       6 months
                           ended          ended          ended          ended
                          12/31/00      12/31/99       12/31/00       12/31/99
                       ------------  -------------  -------------  -------------
Sales, Net                   100.0%         100.0%         100.0%         100.0%
Cost of Sales                 62.0%          24.3%          53.8%          17.7%
Gross Margin                  38.0%          75.7%          46.2%          82.3%
Operating Expenses           127.4%         158.7%         145.7%         117.4%
Operating Income (Loss)       89.4%          83.0%          99.5%          35.1%
Other Income (Expense), Net   11.6%          48.3%          14.3%          17.1%

Income (Loss) Before
   Income Taxes              101.0%         131.3%         113.8%          52.2%
Income Taxes                   0.6%           0.2%           0.6%           0.2%
Net Income (Loss)             01.6%         131.5%         114.4%          52.4%

Net Sales

         Net sales for the three months ended December 31, 2000 compared to the three months ended December 31, 1999 decreased by approximately $48,000 or 62.5%. Net sales for the six months ended December 31, 2000 decreased by approximately $127,000 or 67.0%. This decrease was due to what management believes to be a temporary downturn in the company's business.

Cost of Sales

         Cost of sales for the three months ended December 31, 2000 decreased approximately $1,000 or 5.4% compared to the three months ended December 31, 1999. Cost of sales for the six months ended December 31, 2000 increased approximately $300 or 0.9% compared to the six months ended December 31, 1999. For the three months ended December 31, 2000, as a percentage of sales, cost of sales increased 37.7% from 24.3% to 62.0% compared to the three months ended December 31, 1999. For the six months ended December 31, 2000, as a percentage of sales, cost of sales increased 36.1% from 17.7% to 53.8% compared to the six months ended December 31, 1999. This increase was due to the purchase of additional air time at increased costs.

         Also, as the Company completes development of the various Manfred Moose(TM) projects it is currently working on, its cost of sales will be affected, although the Company cannot predict with any degree of accuracy how much since, to a large extent, that depends on how successful this new line of business in for the Company.

Operating Expenses

         Operating expenses during the three months ended December 31, 2000 decreased approximately $85,000 or 69.7% compared to the three months ended December 31, 1999, from approximately $120,000 to $35,000. Operating expenses during the six months ended December 31, 2000 decreased approximately $130,000 or 58.4% compared to the six months ended December 31, 1999. For the three months ended December 31, 2000, as a percentage of sales, operating expenses decreased 31.3% from 158.7% to 127.4% compared to the three months ended December 31, 1999. This decrease was due to the decrease in net sales. For the six months ended December 31, 2000, as a percentage of sales, operating expenses increased 28.3% from 117.4% to 145.7% compared to the six months ended December 31, 1999. This increase was also due to decrease in net sales.

Liquidity and Capital Resources

         The Company requires working capital to fund its current operations. The Company has budgeted its anticipated revenue and cash flows, after paying expenses, from its sale of radio air time to provide for its anticipated expenditures to fund development of the Manfred Moose(TM) project until such time as the Company begins to receive revenue from Manfred Moose(TM) projects. If the

Company's revenues decline below present or projected levels, the Company may have to scale back its operations and its proposed development of Manfred
Moose(TM) to accommodate the resulting shortfall in revenues to fund its projects. During the three months ended December 31, 2000, the Company's revenues decreased approximately $48,000 over revenues from the three months ended December 31, 1999. During the six months ended December 31, 2000, the Company's revenues decreased approximately $127,000 over revenues from the six months ended December 31, 1999. It is anticipated that the current operations will expand and the funds generated will exceed the Company's working capital requirements for the next year.

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

         The Company generates and uses cash flows through three activities: operating, investing, and financing. During the six months ended December 31, 2000, operating activities used cash of approximately $53,000 as compared to net cash provided of approximately $19,000 for the six months ended December 31, 1999. Much of this increase in attributable to the Company's development and marketing of Manfred Moose(TM).

         During the six months ended December 31, 2000, investing activities provided approximately $38,000 primarily due to proceeds from stockholder loans of approximately $59,000. During the six months ended December 31, 1999, investing activities provided approximately $20,000 primarily due to proceeds from investments.

         Financing activities used approximately $2,000 primarily from principle payments on debt. During the three months ended December 31, 1999, financing activities used approximately $1,500 for principal payments on debt.

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

RECENT DEVELOPMENTS

         The Company continues to pursue its efforts in marketing and licensing Manfred Moose(TM) and is working to complete the projects with Air Tahiti described above. Efforts to work on a cartoon series are still progressing. The Company entered into an agreement with a major shareholder whereby that shareholder invested $50,000 during the three months ended March 31, 2000 to help fund the development costs incurred by the Company in creating and marketing Manfred Moose(TM).

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


                                             Phoenix Media Group, Ltd.


DATE:   February 27, 2001

By:  /s/
   ----------------------------------------------------
     Ronald R. Irwin, President
       (Principal Executive and
        Accounting Officer)