Form 10QSB
period 2001-03-31
PHOENIX MEDIA GROUP LTD
filed 2001-05-02
CIK 899049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: March 31, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2001 6,925,649

     Transitional Small Business  Disclosure Format (check one). Yes ; No X

                                     PART I


Item 1.  Financial Statements




                         INDEPENDENT ACCOUNTANT'S REPORT


Phoenix Media Group, Ltd.

     We have reviewed the accompanying balance sheets of Phoenix Media Group, Ltd. as of March 31, 2001 and June 30, 2000, and the related statements of operations for the three and nine month periods ended March 31, 2001 and 2000, and cash flows for the nine month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                         Respectfully submitted



                                         /s/ ROBISON, HILL & CO.
                                         Certified Public Accountants

Salt Lake City, Utah
April 30, 2001

                            PHOENIX MEDIA GROUP, LTD.
                                 BALANCE SHEETS




                                                     (Unaudited)
                                                      March 31,       June 30,
                                                      ---------       ---------
                                                        2001            2000
                                                      ---------       ---------
ASSETS
Cash ...........................................      $    --         $  19,815
Inventory ......................................         34,130          34,130
                                                      ---------       ---------

        Total Current Assets ...................         34,130          53,945
                                                      ---------       ---------

Property and Equipment
Office Equipment ...............................         25,054          24,315
Radio Equipment ................................         46,126          26,312
Office Condominium .............................         75,000          75,000
Vehicles .......................................         41,586          41,586
                                                      ---------       ---------

Less Accumulated Depreciation ..................        (68,006)        (46,679)
                                                      ---------       ---------

        Net Property and Equipment .............        119,760         120,534
                                                      ---------       ---------

Other Assets
Stockholder Loans ..............................           --            18,598
                                                      ---------       ---------

        Total Non Current Assets ...............           --            18,598
                                                      ---------       ---------

        Total Assets ...........................      $ 153,890       $ 193,077
                                                      =========       =========

                            PHOENIX MEDIA GROUP, LTD.
                                 BALANCE SHEETS
                                   (Continued)



                                                        (Unaudited)
                                                          March 31,   June 30,
                                                          ---------   ---------
                                                            2001        2000
                                                          ---------   ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Line of Credit .........................................  $     760   $    --
Accounts payable .......................................     25,312      18,769
Accrued expenses .......................................      7,897       7,823
Stockholder loans ......................................     72,529       8,000
Current portion of long-term debt ......................      6,520       6,520
                                                          ---------   ---------

        Total Current Liabilities ......................    113,018      41,112
                                                          ---------   ---------

Long-term Debt .........................................     57,311      59,647
                                                          ---------   ---------

        Total Liabilities ..............................    170,329     100,759
                                                          ---------   ---------


Stockholders' equity
  Series A convertible preferred stock
     (par value $.01), 5,000,000 shares authorized,
      no shares issued or outstanding ..................       --          --
     March 31, 2001, and June 30, 2000
  Common Stock (par value $.001),  50,000,000 shares
     authorized,  6,925,649 and
     6,925,649 shares issued
     and outstanding March 31, 2001, and June 30, 2000 .      6,926       6,926
     Common Stock to be Issued 128,000 shares ..........        128         128
Paid in capital in excess of par value .................    501,776     501,776
Retained deficit .......................................   (525,269)   (416,512)
                                                          ---------   ---------

        Total Stockholders' Equity .....................    (16,439)     92,318
                                                          ---------   ---------

        Total Liabilities and Stockholders' Equity .....  $ 153,890   $ 193,077
                                                          =========   =========





                 See accompanying notes and accountants' report.

                            PHOENIX MEDIA GROUP, LTD.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                       For the      For the       For the       For the
                                       Three        Three         Nine          Nine
                                       Months       Months        Months        Months
                                       Ended        Ended         Ended         Ended
                                       March 31,    March 31,     March 31,     March 31,
                                         2001          2000          2001          2000
                                     -----------   -----------   -----------   -----------
Revenue
Sales .............................  $    28,557   $    73,250   $    91,457   $   262,748
Cost of sales .....................        7,825        18,261        41,669        51,883
                                     -----------   -----------   -----------   -----------

        Gross Margin ..............       20,732        54,989        49,788       210,865

Operating Expenses
General and Administrative ........      (54,163)      (83,429)     (145,787)     (305,870)

Other Income (Expense)
Interest expense ..................       (3,146)       (8,025)      (12,159)      (10,332)
Interest income ...................         --            --            --            --
Realized gain (loss) on sale of
investments .......................         --            --            --         (32,859)
Gain (loss) on sale of assets .....         --            --            --           2,780
                                     -----------   -----------   -----------   -----------

Income (loss) before income taxes .      (36,577)      (36,465)     (108,158)     (135,416)

Income taxes ......................          200           200           600           600
                                     -----------   -----------   -----------   -----------

Net Income (Loss) .................  $   (36,777)  $   (36,665)  $  (108,758)  $  (136,016)
                                     ===========   ===========   ===========   ===========

Earnings (Loss) Per Share .........  $     (0.01)  $     (0.01)  $     (0.02)  $     (0.02)
                                     ===========   ===========   ===========   ===========

Weighted Average Shares Outstanding    6,925,649     6,908,671     6,925,649     6,853,267
                                     ===========   ===========   ===========   ===========





                 See accompanying notes and accountants' report.

                            PHOENIX MEDIA GROUP, LTD.
                             STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                          For the      For the
                                                          Nine         Nine
                                                          Months       Months
                                                          Ended        Ended
                                                          March 31,    March 31,
                                                            2001         2000
                                                          --------    ---------
Cash Flows From Operating Activities:
Net income (loss) .....................................   $(108,758) $ (136,016)
Adjustments to reconcile Net income (loss)
   to net cash provided by (used in)
   Operating activities:
      Amortization and depreciation ...................     21,328       27,250
      (Gain) Loss on sale of assets ...................       --         (2,780)
      Common stock issued for services ................       --         32,000
      (Gain) Loss on sale of investments ..............       --         32,859
   Change in operating assets and liabilities:
      Accounts payable ................................      7,303        7,468
      Accrued expenses ................................         74       (5,000)
                                                          --------    ---------
Net cash used by operating activities .................    (80,053)     (44,219)
                                                          --------    ---------

Cash Flows From Investing Activities:
Stockholders loans ....................................     83,127       (1,080)
Proceeds From Investments .............................       --         24,300
Purchase of property and equipment ....................    (20,553)     (17,601)
                                                          --------    ---------
Net cash provided by (used in) investing activities ...     62,574        5,619
                                                          --------    ---------

Cash Flows From Financing Activities:
Principle payments on debt ............................     (2,336)      (2,841)
Proceeds from capital stock issued ....................       --         50,000
                                                          --------    ---------
Net cash provided by (used in) financing activities ...     (2,336)      47,159
                                                          --------    ---------

Net increase (decrease) in
  cash and cash equivalents ...........................    (19,815)       8,559
Cash and cash equivalents at beginning of period ......     19,815        2,312
                                                          --------    ---------
Cash and cash equivalents at end of period ............   $   --      $  10,871
                                                          ========    =========

Supplemental Disclosure of Cash Flow Information:
   Interest ...........................................   $ 12,159    $  10,332
   Income taxes .......................................        600          600

Supplemental Schedule of Non-Cash Investing and Financing Activities: None
---------------------------------------------------------------------

                 See accompanying notes and accountants' report.

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

     This summary of accounting policies of Phoenix Media Group, Ltd. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     The unaudited financial statements as of March 31, 2001 and for the three and nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full year.

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

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (CONTINUED)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------

Earnings (Loss) Per Share

     The reconciliations of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations are as follows:


                      Income        Shares        Per Share
                     (Numerator)   (Denominator)  Amount
                     -----------   ------------   -----------

                            For the three months ended March 31, 2001
                            -----------------------------------------
EPS
Net Loss to
common shareholders  $   (36,777)     6,925,649   $     (0.01)
                     ===========   ============   ===========

                           For the three months ended March 31, 2000
                           -----------------------------------------
EPS
Net Loss to
common shareholders $    (36,665)     6,908,671   $      (0.01)
                    ============   ============   ============

                            For the nine months ended March 31, 2001
                            ----------------------------------------
EPS
Net Loss to
common shareholders $   (108,758)     6,925,649   $       (0.02)
                    ============   ============   =============

                            For the nine months ended March 31, 2000
                            ----------------------------------------
EPS
Net Loss to
common shareholders $   (136,016)     6,853,267   $       (0.02)
                    ============   ============   =============

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

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (CONTINUED)

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

     Certain reclassifications have been made in the 2000 financial statements to conform with the 2001 presentation.

Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (CONTINUED)

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

NOTE 3 - INCOME TAXES


     Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. Deferred benefits of $178,000 and $111,000 for the nine months ended March 31, 2001 and 2000 respectively, are the result of net operating losses.


     The Company has recorded net deferred income taxes in the accompanying balance sheets as follows:


                                                             As at March 31,
                                                         ----------------------
                                                           2001         2000
                                                         ---------    ---------
Future deductible temporary differences related to
   Reserves, accruals, and net operating losses ......   $ 178,000    $ 111,000
Valuation allowance ..................................    (178,000)    (111,000)
                                                         ---------    ---------
Net Deferred Income Tax ..............................   $    --      $    --
                                                         =========    =========

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (CONTINUED)

NOTE 3 - INCOME TAXES (Continued)

     As of March 31, 2001, the Company had a net operating loss ("NOL") carry forward for income tax reporting purposes of approximately $525,000 available to offset future taxable income. This net operating loss carry forward expires at various dates between June 30, 2001 and 2015. A loss generated in a particular year will expire for federal tax purposes if not utilized within 15 years. Additionally, the Internal Revenue Code contains provisions which could reduce or limit the availability and utilization of these NOLs if certain ownership changes have taken place or will take place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company established a valuation allowance for the entire net deferred income tax asset of $178,000 as of March 31, 2001. Also consistent with SFAS No. 109, an allocation of the income (provision) benefit has been made to the loss from continuing operations.

     The difference between the effective income tax rate and the federal statutory income tax rate on the loss from continuing operations are presented below:


                                                               As of March 31,
                                                            -------------------
                                                              2001       2000
                                                            --------   --------

Expense (Benefit) at the federal statutory rate of 34% ...  $(37,000)  $(46,000)
Nondeductible expenses ...................................      --         --
                                                            --------   --------
Utilization of net operating loss carryforward ...........  $ 37,000   $ 46,000
                                                            --------   --------
                                                            $   --     $   --
                                                            ========   ========

NOTE 4 - RELATED PARTY TRANSACTIONS

     The Company has loaned an officer/director $20,100, interest at 1%, repayable at $201 per month for ten months with a balloon payment due in 2007. In addition an officer/director advanced $8,000 at 0% interest, to the Company.

     During the three months ended March 31, 2001, the Company received additional funds. The balance payable at December 31, 2000 was $64,529.

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (CONTINUED)

NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:


                                                            March 31,   June 30,
                                                            --------------------
                                                             2001         2000
                                                            -------      -------
Mortgage payable with interest at 8.75%,
  payable monthly $393.36, due March 22,
 2003, collateralized by deed of trust ...............      $47,844      $48,230

Note Payable with interest at 4.90%,

  payable monthly $398.81, due July 15, 2004 .........       15,987       17,937

                                                            -------      -------

Less Current Maturities ..............................        6,520        6,520
                                                            -------      -------

Net Long-term Debt ...................................      $57,311      $59,647
                                                            =======      =======

Annual principal payments on long-term debt are as follows:


2001                               $               4,633
2002                                               4,886
2003                                               5,154
2004                                               3,333
2005                                                 738
                                   ---------------------

thereafter                         $              46,521
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

Results of Operations - The following table set forth, for the three and nine months ended March 31, 2001 and 2000, certain items from the Company's Condensed Statements of Operations expressed as a percentage of net sales.


                                      3 months    3 months    9 months  9 months
                                       ended       ended       ended    ended
                                      03/31/01    03/31/00    03/31/01  03/31/00
                                     ----------   ---------   ---------  -------
Sales, Net                             100.0%       100.0%     100.0%     100.0%
Cost of Sales                           27.4%        24.9%      45.6%      19.7%
Gross Margin                            72.6%        75.1%      54.4%      80.3%
Operating Expenses                     189.7%       113.9%     159.4%     116.4%
Operating Income (Loss)               -117.1%       -38.8%    -105.0%     -36.1%
Other Income (Expense), Net            -11.0%       -11.0%     -13.3%     -15.4%
Income (Loss) Before Income Taxes     -128.1%       -49.8%    -118.3%     -51.5%

Income Taxes                            0.7%          0.3%        0.7%      0.3%
Net Income (Loss)                    -128.8%        -50.1%     -119.0%    -51.8%

Net Sales

     Net sales for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 decreased by approximately $45,000 or 61.0%. Net sales for the nine months ended March 31, 2001 decreased by approximately
$171,000 or 65.2%. This decrease was due to what management believes to be a temporary downturn in the company's business.

Cost of Sales

     Cost of sales for the three months ended March 31, 2001 decreased approximately $10,000 or 57.1% compared to the three months ended March 31, 2000. Cost of sales for the nine months ended March 31, 2001 decreased approximately $10,000 or 19.7% compared to the nine months ended March 31, 2000. For the three months ended March 31, 2001, as a percentage of sales, cost of sales increased 2.5% from 24.9% to 27.4% compared to the three months ended March 31, 2000. For the nine months ended March 31, 2001, as a percentage of sales, cost of sales increased 25.9% from 19.7% to 45.6% compared to the nine months ended March 31, 2000. This increase was due to the purchase of additional air time at increased costs.

     Also, as the Company completes development of the various Manfred Moose(TM) projects it is currently working on, its cost of sales will be affected, although the Company cannot predict with any degree of accuracy how much since, to a large extent, that depends on how successful this new line of business in for the Company.

Operating Expenses

     Operating expenses during the three months ended March 31, 2001 decreased approximately $29,000 or 35.1% compared to the three months ended March 31, 2000, from approximately $83,000 to 54,000. Operating expenses during the nine months ended March 31, 2001 decreased approximately $160,000 or 52.3% compared to the nine months ended March 31, 2000. For the three months ended March 31, 2001, as a percentage of sales, operating expenses increased 75.8% from 113.9% to 189.7% compared to the three months ended March 31, 2000. This increase was due to the decrease in net sales. For the nine months ended March 31, 2001, as a percentage of sales, operating expenses increased 43.0% from 116.4% to 159.4% compared to the nine months ended March 31, 2000. This increase was also due to decrease in net sales.

Liquidity and Capital Resources

     The Company requires working capital to fund its current operations. The Company has budgeted its anticipated revenue and cash flows, after paying expenses, from its sale of radio air time to provide for its anticipated expenditures to fund development of the Manfred Moose(TM) project until such time as the Company begins to receive revenue from Manfred Moose(TM) projects. If the Company's revenues decline below present or projected levels, the Company may have to scale back its operations and its proposed development of Manfred Moose(TM) to accommodate the resulting shortfall in revenues to fund its projects. During the three months ended March 31, 2001, the Company's revenues decreased approximately $45,000 over revenues from the three months ended March 31, 2000. During the nine months ended March 31, 2001, the Company's revenues decreased approximately $171,000 over revenues from the nine months ended March 31, 2000. It is anticipated that the current operations will expand and the funds generated will exceed the Company's working capital requirements for the next year.

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

     The Company generates and uses cash flows through three activities: operating, investing, and financing. During the nine months ended March 31, 2001, operating activities used cash of approximately $80,000 as compared to net cash provided of approximately $44,000 for the nine months ended March 31, 2000. Much of this increase in attributable to the Company's development and marketing of Manfred Moose(TM).

     During the nine months ended March 31, 2001, investing activities provided approximately $38,000 primarily due to proceeds from stockholder loans of approximately $62,000. During the nine months ended March 31, 2000, investing activities provided approximately $6,000 primarily due to proceeds from investments.

     Financing activities used approximately $2,000 from principle payments on debt during the three months ended March 31, 2001. During the three months ended March 31, 2000, financing activities used approximately $3,000 from principle payments in debt and received $50,000 from proceeds from capital stock issued.

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


                            Phoenix Media Group, Ltd.


DATE:   May 1, 2001

By:  /s/
   -----
   Ronald R. Irwin, President
   (Principal Executive and
   Accounting Officer)