Form 10KSB
period 2001-06-30
PHOENIX MEDIA GROUP LTD
filed 2001-10-12
CIK 899049

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                    FORM 10-KSB


(Mark One)
 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                               For Fiscal Year Ended: June 30, 2001

                                                or

 [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                    For the transition period from          To


                                 Commission file number 0-21376
                                                        --------

                             Phoenix Media Group, Ltd.
                          (Name of small business issuer in its charter)

           Nevada                                                33-0714007
------------------------------                             --------------------
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization                                Identification No.)

             290 East Verdugo, Suite 207, Burbank, California 91502
 ------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)


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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of
the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                         ------ ---------

        Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

        State issuer's revenues for its most recent fiscal year.    $ 135,488
                                                                    ---------

        As of October 1, 2001, there were 7,410,649 shares of the Registrant's common stock, par value $0.001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $262,265 computed at the closing price as of October 1, 2001.


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

         Transitional  Small Business  Disclosure Format (check one): Yes ; NO X
                                                                      ----- ----

                                TABLE OF CONTENTS


Item Number and Caption                                                   Page
-----------------------                                                   -----

PART I

Item 1.        Description of Business........................................4

Item 2.        Description of Property........................................6

Item 3.        Legal Proceedings..............................................7

Item 4.        Submission of Matters to a Vote of Security Holders............7


PART II

Item 5.        Market for Common Equity and Related Stockholder Matters.......7

Item 6.        Management's Discussion and Analysis or Plan of Operations.....9

Item 7.        Financial Statements..........................................12

Item 8.        Changes in and Disagreements With Accountants on Accounting and
               Financial Disclosure..........................................12

PART III

Item 9.        Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act.............13

Item 10.       Executive Compensation........................................14

Item 11.       Security Ownership of Certain Beneficial Owners and Management15

Item 12.       Certain Relationships and Related Transactions................16

Item 13.       Exhibits and Reports on Form 8-K..............................16

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

        The executive offices of the Company are located at 290 East Verdugo, Suite 207, Burbank, California 91502. Its telephone number is (818)-563-3900.

OPERATING LOSSES

        The Company has incurred net losses of approximately $161,000 for the fiscal year ended June 30, 2001. Such operating losses reflect developmental and other start-up activities relating to the character Manfred Moose(TM). The Company expects to incur losses in the near future until profitability is achieved. The Company's operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING

        Revenues are not yet sufficient to support the Company's operating expenses. Since the Company's formation, it has funded its operations and capital expenditures primarily through private placements of debt and equity securities. See "Recent Sales of Unregistered Securities." The Company expects that it will be required to seek additional financing in the future. There can be no assurance that such financing will be available at all or available on terms acceptable to the Company.

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

EMPLOYEES

        As of October 1, 2001, the Company has 4 employees, of which, two are full time.


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


        No matters were subject to a vote of security holders during the year June 30, 2001.


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


                        1999                           HIGH BID        LOW BID

First Quarter (09/30/99)                                $0.480         $0.060
Second Quarter (12/31/99)                               $0.220         $0.130
Third Quarter (03/31/00)                                $0.800         $0.130
Fourth Quarter (06/30/00)                               $0.950         $0.150

                        2001

First Quarter (09/30/00)                                $0.500         $0.250
Second Quarter (12/31/00)                               $0.500         $0.062
Third Quarter (03/31/01)                                $0.297         $0.070
Fourth Quarter (06/30/01)                               $0.500         $0.200

DIVIDENDS

        The Company has not paid any cash dividends to date and does not anticipate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

        The number of shareholders of record of the Company's Common Stock as of October 1, 2001 was approximately 800.


RECENT SALES OF UNREGISTERED SECURITIES

        On November 25, 2000 the Company issued 100,000 shares in exchange for $25,000 in consulting services under Section 4(2) of the Securities and Exchange Act of 1933 to Messrs. Petrik, Smith, and Irwin (affiliate investors), and to Messrs. Parker and Cooper, and Achate LTD (non- affiliate investors).

        On April 3, 2001 the Company issued 40,000 shares in exchange for $10,625 in consulting services under Section 4(2) of the Securities and Exchange Act of 1933 to Messrs. Smith and Irwin (affiliate investors), and Mr. Cooper (non-affiliate investor).

        On April 3, 2001 the Company sold 345,000 shares for cash.

Shares to Be Issued:

Name     # of Shares     Exemption               Type of Purchaser   Value/Share
Bristol    28,000         4(2)                      Affiliate           $1.00
                      (not involving a public offering)

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

        Significantly all of the Company's revenues came from its resale of air time to its customers. That was the Company's principle service provided during fiscal 2001. Revenues from sales of items associated with Manfred Moose(TM) were negligible. At the present time, approximately twelve percent of customers with six month contracts renew their contracts while approximately twenty percent of customers with three month contracts renew their contracts. Although the Company provides service to its customers with repeat business, there is no assurance that such customers will maintain or increase the level of volume of business of the Company.

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

Results of Operations - The following table set forth, for the years ended June 30, 2001 and 2000, certain items from the Company's Condensed Statements of Operations expressed as a percentage of net sales.


                                             2001             2000
                                        ---------------  ---------------

Sales, Net                                          100.0%           100.0%
Cost of Sales                                        37.8%            56.6%
                                        ---------------  ---------------

Gross Margin                                         62.2%            43.4%

Operating Expenses                                  173.9%           100.4%
                                        ---------------  ---------------

Operating Income (Loss)                            (111.7)%          (57.0)%

Other Income (Expense), Net                          (6.5)%          (10.5)%
                                        ---------------  ---------------

Income (Loss) Before Income Taxes                  (118.2)%          (67.5)%

Income Taxes                                          0.5%             0.3%
                                        ---------------  ---------------

Net Income (Loss)                                  (118.7)%          (67.8)%
                                        ===============  ===============


Net Sales

         Net sales for Fiscal 2001 compared to Fiscal 2000 decreased by approximately $199,000 or 60%. This decrease was due to the slowing economy.

Cost of Sales

        Cost of sales for Fiscal 2001 decreased approximately $138,000 or 73% compared to Fiscal 2000. As a percentage of sales, cost of sales decreased 18.8% from 56.6% to 37.8%. This decrease was due to the slowing economy and decreasing sales.

Operating Expenses

        Operating expenses during Fiscal 2001 decreased approximately $100,000 or 29.8% compared to Fiscal 2000 from $336,064 to $235,625. As a percentage of sales, operating expenses increased 73.5% from 100.4% to 173.9%. This decrease in operating expenses is attributable to decreased sales and business activity due to slowing economy.

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

        The Company generates and uses cash flows through three activities: operating, investing, and financing. During 2001, operating activities used cash of approximately $82,000 as compared to net cash used of approximately $163,000 for 2000. Much of this decrease in attributable to the slowing economy.

        Cash flows used in investing activities is primarily due to the acquisition of approximately $20,000 of video equipment, office furniture and automotive equipment for 2001. During 2000 investing activities used approximately $53,000 for the purchase of property and equipment.

        Financing activities used less than $4,000 in principle payments on debt for 2001 and $9,000 for 2000. During 2001 financing activities provided $26,000 in proceeds from capital stock issued.

        Management believes that the Company's current cash and funds available will be sufficient to meet capital requirements and short term and long term working capital needs in the fiscal year ending June 31, 2002 and beyond, unless a significant acquisition or expansion is undertaken. The Company is constantly searching for potential acquisitions and/or expansion opportunities. However, there are no arrangements or ongoing negotiations for any acquisition or expansion.

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
 NAME and AGE                        POSITION                    TERM OF OFFICE

Ronald R. Irwin      55        C.E.O. and Chairman           Until next meeting

Richard Spangler     66        President & Director          Until next meeting

David Petrik         53        Director                      Until next meeting

Wayne Smith          46        Secretary/Treasurer           Until next meeting


Ronald R. Irwin - During the past 5 years, Mr. Irwin has been engaged full time as Chairman and C.E.O. for the Company.

Richard Spangler - During the past 5 years, Mr. Spangler has served full time as President and Director for the Company.

David Petrik - During the past 5 years, Mr. Petrik has served as Director and Chief Engineer for the Company. Prior to his employment with the Company, he worked as a Radio Engineer for KROQ Radio in Los Angeles, CA, and the Premier Radio Network in Los Angeles, Ca.

Wayne Smith - During the past 5 years has served as Secretary/Treasurer for the Company. During this same period of time, he has also worked for Trans World Airlines, Inc. in a non-executive position.

Conflicts of Interest

Certain conflicts of interest existed at June 30, 2001 and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which he devotes attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

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



                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT


Principal Shareholders

        The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 7,410,649 shares of issued and outstanding Common Stock of the Company as of June 30, 2001 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.


           (1)                                (2)                          (3)              (4)
                                           Name and                    Amount and
                                          Address of                    Nature of
         Title of                         Beneficial                   Beneficial       Percent of
          Class                              Owner                        Owner            Class
-----------------------------------------------------------------------------------------------------

Common Stock                Bristol Investments Limited                    1,000,000               13.49%
                            1601 Kinwick Centre
                            32 Hollywood Road
                            Central Hong Kong
                            Zhong Hong Li

Directors & Executives
                            Ronald R. Irwin, CEO & Director                3,550,000               47.90%
                            290 E. Verdugo Ave.
                            Burbank, CA 91502

                            Richard Spangler, President &                    100,000                1.35%
                            Director
                            290 E. Verdugo Ave.
                            Burbank, CA 91502

                            David Petrik, Director                            50,000                0.67%
                            290 E. Verdugo Ave.
                            Burbank, CA 91502





           (1)                                (2)                          (3)              (4)
                            Wayne K. Smith, Sec/Treas.                        88,000                1.19%
                            290 E. Verdugo Ave.
                            Burbank, CA 91502

Directors and executive                                                    4,788,000               64.61%
officers as a Group



             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



        During 1997 The Company loaned an officer/director $20,100, interest at 1%, repayable at $201 per month for ten months with a balloon payment due in 2007. In addition an officer/director advanced $8,000 at 0% interest, to the Company. During 2001, an officer/director advanced the Company $62,912 at 0% interest.



                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K


        (a) The following documents are filed as part of this report.

1.  Financial Statements                                                   PAGE
                                                                           ----

Independent Auditor's Report                                                F-1
Balance Sheets,  June 30, 2001 and 2000                                     F-2
Statements of Operations,
  For the Years Ended June 30, 2001 and 2000                                F-4
Statements of Changes in Stockholders' Equity,
  For the Years Ended June 30, 2001 and 2000                                F-5
Statements of Cash Flows,
  For the Years Ended June 30, 2001 and 2000                                F-6
Notes to Consolidated Financial Statements                                  F-7

2.  Financial Statement Schedules
        The following financial statement schedules required by Regulation S-X are included herein.

        All Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.  Exhibits

        The following exhibits are included as part of this report:
Exhibit
Number         Exhibit
------         ----------------------------------------------------------------

3.1            Articles of Articles of Incorporation and By-Laws.          (1)

(1)  Incorporated by reference



                                   SIGNATURES


        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                    PHOENIX MEDIA GROUP, LTD.

Dated: October 12, 2001               By  /S/     Ronald R. Irwin
                                      -----------------------------------------
                                      Ronald R. Irwin,
                                      C.E.O. and Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 12th day of October 2001.

Signatures                                         Title

/S/     Ronald R. Irwin
-----------------------------------------------------------------------
Ronald R. Irwin                             C.E.O. and Chairman
                                            (Principal Executive Officer)

/S/     Wayne Smith
------------------------------------------------------------------------
Wayne Smith                                 Secretary/Treasurer
                                            (Principal Financial and Accounting
                                            Officer)

/S/     Richard Spangler
-------------------------------------------------------------------------
Richard Spangler                            President and Director

/S/      David Petrik
-----------------------------------------------------------------------------
David Petrik                                Director

                            PHOENIX MEDIA GROUP, LTD.

                                      - : -

                              FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000

               Report of Independent Certified Public Accountants

Board of Directors
Phoenix Media Group, Ltd.
Burbank, California


        We have audited the accompanying balance sheets of Phoenix Media Group, Ltd. as of June 30, 2001 and 2000, and the related statements of operations, retained earnings, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Media Group, Ltd. as of June 30, 2001 and 2000, and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

                                                     Respectfully submitted,



                                                     /S/ ROBISON, HILL & CO.
                                                    Certified Public Accountants



Salt Lake City, Utah
August 8, 2001

                            PHOENIX MEDIA GROUP, LTD.
                                 BALANCE SHEETS






                                                               June 30,
                                                     --------------------------
                                                        2001             2000
                                                     ---------        ---------
ASSETS
Cash .........................................       $   3,272        $  19,815
Inventory ....................................          32,930           34,130
                                                     ---------        ---------

        Total Current Assets .................          36,202           53,945
                                                     ---------        ---------

Property and Equipment
Office Equipment .............................          25,054           24,315
Radio Equipment ..............................          46,126           26,312
Office Condominium ...........................          75,000           75,000
Vehicles .....................................          41,586           41,586
                                                     ---------        ---------
                                                       187,766          167,213
Less Accumulated Depreciation ................         (76,026)         (46,679)
                                                     ---------        ---------

        Net Property and Equipment ...........         111,740          120,534
                                                     ---------        ---------

Other Assets
Stockholder Loans ............................          18,598           18,598
                                                     ---------        ---------

        Total Assets .........................       $ 166,540        $ 193,077
                                                     =========        =========

                            PHOENIX MEDIA GROUP, LTD.
                                 BALANCE SHEETS
                                   (Continued)


                                                                    June 30,
                                                            ----------------------
                                                               2001         2000
                                                            ---------    ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable ........................................   $  28,184    $  18,769
Accrued expenses ........................................      11,475        7,823
Stockholder loans .......................................      70,912        8,000
Current portion of long-term debt .......................       4,633        6,520
                                                            ---------    ---------

        Total Current Liabilities .......................     115,204       41,112
                                                            ---------    ---------

Long-term Debt ..........................................      58,164       59,647
                                                                         ---------
                                                            ---------    ---------

Stockholders' equity
   Series A convertible preferred stock (par value $.01),
      5,000,000 shares authorized, no shares issued or
      Outstanding June 30, 2001 and 2000 ................        --           --
   Common Stock (par value $.001), 50,000,000 shares
      Authorized, 7,410,649 shares issued and outstanding
      June 30, 2001, and 6,925,649 on June 30, 2000 .....       7,411        6,926
      Common Stock to be Issued 28,000 shares ...........          28          128
Paid in capital in excess of par value ..................     563,266      501,776
Retained deficit ........................................    (577,533)    (416,512)
                                                            ---------    ---------

        Total Stockholders' Equity (Deficit) ............      (6,828)      92,318
                                                            ---------    ---------

        Total Liabilities and Stockholders' Equity ......   $ 166,540    $ 193,077
                                                            =========    =========









         The accompanying notes are an integral part of these financial statements.

                            PHOENIX MEDIA GROUP, LTD.
                            STATEMENTS OF OPERATIONS



                                                        For the Year Ended
                                                             June 30,
                                                  ------------------------------
                                                     2001              2000
                                                  -----------       -----------
Revenue
Sales ......................................      $   135,488       $   334,574
Cost of sales ..............................           51,269           189,289
                                                  -----------       -----------

        Gross Margin .......................           84,219           145,285

Operating Expenses
General and Administrative .................         (235,625)         (336,064)

Other Income (Expense)
Interest expense ...........................           (8,815)           (5,007)
Interest income ............................             --                   5
Gain (loss) on sale of assets ..............             --             (30,079)
                                                  -----------       -----------

Income (loss) before income taxes ..........         (160,221)         (225,860)

Income taxes ...............................              800               909
                                                  -----------       -----------

Net Income (Loss) ..........................      $  (161,021)      $  (226,769)
                                                  ===========       ===========

Earnings (Loss) Per Share ..................      $     (0.02)      $     (0.03)
                                                  ===========       ===========

Weighted Average Shares Outstanding ........        7,078,977         6,872,443
                                                  ===========       ===========













            The accompanying notes are an integral part of these financial statements.

                            PHOENIX MEDIA GROUP, LTD.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                              Common Stock                                 Capital in
                                     Preferred Stock          to be Issued               Common Stock       Excess of    Retained
                                  ---------------------   ----------------------    ---------------------
                                    Shares      Amount      Shares       Amount      Shares      Amount     Par Value    Deficit
                                  ---------   ---------   ---------    ---------    ---------   ---------   ---------   ---------

Balance June 30, 1999 .........        --     $    --          --      $    --      6,720,649   $   6,721   $ 285,849   $(189,743)

Issuance of shares for services        --          --          --           --        205,000         205      88,055        --

Stock sold Cash ...............        --          --       128,000          128         --          --       127,872        --

Net Loss ......................        --          --          --           --           --          --          --      (226,769)
                                  ---------   ---------   ---------    ---------    ---------   ---------   ---------   ---------

Balance June 30, 2000 .........        --          --       128,000          128    6,925,649       6,926     501,776    (416,512)

Issuance of shares for services        --          --          --           --        140,000         140      35,485        --

Stocks sold for Cash ..........        --          --      (100,000)        (100)     345,000         345      26,005        --

Net Loss ......................        --          --          --           --           --          --          --      (161,021)
                                  ---------   ---------   ---------    ---------    ---------   ---------   ---------   ---------

Balance June 30, 2001 .........        --     $    --        28,000    $      28    7,410,649   $   7,411   $ 563,266   $ 577,533
                                  =========   =========   =========    =========    =========   =========   =========   =========





         The accompanying notes are an integral part of these financial statements.

                            PHOENIX MEDIA GROUP, LTD.
                             STATEMENTS OF CASH FLOW


                                                            For the Year Ended
                                                                June 30,
                                                         ----------------------
Cash Flows From Operating Activities:                      2001          2000
-------------------------------------                    ---------    ---------
Net income (loss) ....................................   $(161,021)   $(226,769)
Adjustments to reconcile
   Net income (loss) to net cash provided by
      (used in) Operating activities:
      Non-cash general and administrative expense ....      35,625         --
      Amortization and depreciation ..................      29,347       37,248
      (Gain) Loss on sale of assets ..................        --         (2,780)
   Change in operating assets and liabilities:
      Decrease (Increase) in Inventory ...............       1,200      (34,130)
      Investments held for sale ......................        --         57,750
      Increase (Decrease) in Accounts payable ........       9,415       16,644
      Increase (Decrease) in Accrued expenses ........       3,652      (11,305)
                                                         ---------    ---------

   Net cash used by operating activities .............     (81,782)    (163,342)
                                                         ---------    ---------

Cash Flows From Investing Activities:
Stockholders loans ...................................        --           (166)
Purchase of property and equipment ...................     (20,553)     (52,699)
                                                         ---------    ---------

Net cash used in investing activities ................     (20,553)     (52,865)
                                                         ---------    ---------

Cash Flows From Financing Activities:
Proceeds from issuance of debt .......................      62,912       26,173
Principle payments on debt ...........................      (3,370)      (8,713)
Proceeds from capital stock issued ...................      26,250      216,250
                                                         ---------    ---------

Net cash provided by (used in) financing activities ..      85,792      233,710
                                                         ---------    ---------

Net increase (decrease) in cash and cash equivalents .     (16,543)      17,503
Cash and cash equivalents at beginning of period .....      19,815        2,312
                                                         ---------    ---------

Cash and cash equivalents at end of period ...........   $   3,272    $  19,815
                                                         =========    =========

Supplemental Disclosure of Cash Flow Information:
   Interest ..........................................   $   8,815    $   5,007
   Income taxes ......................................   $     800    $     909

Supplemental Schedule of Non-Cash Investing and Financing Activities: None
---------------------------------------------------------------------

         The accompanying notes are an integral part of these financial statements.

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000


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

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (CONTINUED)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued):
---------------------------------------------------------------------

Earnings (Loss) Per Share

        The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:


                                       For the Year Ended June 30, 2001
                               -------------------------------------------------
                                                                    Per Share
                                   Income           Shares           Amount
                               ---------------  ---------------  ---------------

Basic EPS
Net Income to common
shareholders                   $      (161,021)       7,078,977  $        (0.02)
                               ===============  ===============  ===============


                                       For the Year Ended June 30, 2000
                               -------------------------------------------------
                                                                    Per Share
                                   Income           Shares           Amount
                               ---------------  ---------------  ---------------

Basic EPS
Net Loss to common
shareholders                   $     (226,769)        6,872,443  $        (0.03)
                               ===============  ===============  ===============

Depreciation

        Office furniture, equipment and leasehold improvements, are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

               Office furniture                      5-10 years
               Equipment                             5-  7 years
               Office Condominium                    39    years

        Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (CONTINUED)

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

NOTE 3 - INCOME TAXES

        Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. Deferred benefits of $195,000 and $140,000 for the years ended June 30, 2001 and 2000 respectively, are the result of net operating losses.

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (CONTINUED)

NOTE 3 - INCOME TAXES (continued):

        The Company has recorded net deferred income taxes in the accompanying balance sheets as follows:


                                                         As at June 30,
                                                    ----------------------------
                                                       2001            2000
                                                    ------------   ------------
Future deductible temporary differences related to
   Reserves, accruals, and net operating losses     $    195,000   $    140,000
Valuation allowance                                     (195,000)      (140,000)
                                                    ------------   ------------
Net Deferred Income Tax                             $       --     $       --
                                                    ============   ============

        As of June 30, 2001, the Company had a net operating loss ("NOL") carry forward for income tax reporting purposes of approximately $575,000 available to offset future taxable income. This net operating loss carry forward expires at various dates between June 30, 2001 and 2021. A loss generated in a particular year will expire for federal tax purposes if not utilized within 20 years. Additionally, the Internal Revenue Code contains provisions which could reduce or limit the availability and utilization of these NOLs if certain ownership changes have taken place or will take place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company established a valuation allowance for the entire net deferred income tax asset of $195,000 as of June 30, 2001. Also consistent with SFAS No. 109, an allocation of the income (provision) benefit has been made to the loss from continuing operations.

        The difference between the effective income tax rate and the federal statutory income tax rate on the loss from continuing operations are presented below:


                                                             As at June 30,
                                                         ----------------------
                                                            2001        2000
                                                         ----------  ----------

Expense (Benefit) at the federal statutory rate of 34%   $  (55,000) $  (77,000)
Nondeductible expenses ...............................           --         --
                                                         ----------  ----------
Utilization of net operating loss carryforward .......   $   55,000  $   77,000
                                                         ----------  ----------
                                                         $       --  $      --
                                                         ==========  ==========

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (CONTINUED)

NOTE 5 - RELATED PARTY TRANSACTIONS

         During 1997 The Company loaned an officer/director $20,100, interest at 1%, repayable at $201 per month for ten months with a balloon payment due in 2007. In addition an officer/director advanced $8,000 at 0% interest, to the Company. During 2001, an officer/director advanced the Company $62,912 at 0% interest.

NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:


                                                            As at June 30,
                                                      -------------------------
                                                          2001          2000
                                                      -----------   -----------

Mortgage payable with interest at 8.75%,
 payable monthly $393.36, due March 22,
 2026, collateralized by deed of trust .............  $    47,709   $    48,230

Loan payable with interest at 4.9%,
payable monthly $398.81, due July 15, 2004,
collateralized by automotive equipment .............       15,088        17,937
                                                                    ===========

Less Current Maturities ............................       (4,633)       (6,520)
                                                      -----------   -----------

Net Long-term Debt .................................  $    58,164   $    59,647
                                                      ===========   ===========


Annual principal payments on long-term debt are as follows:

               2002                           $   4,886
               2003                               5,154
               2004                               3,333
               2005                                 738
               2006                                 805
               thereafter                     $  44,301