Form 10QSB
period 2001-09-30
PHOENIX MEDIA GROUP LTD
filed 2001-11-14
CIK 899049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One)
[x]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2001

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To

                         Commission file number 0-21376

                            PHOENIX MEDIA GROUP, LTD.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

              NEVADA                                    33-0714007
-------------------------------             -----------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2001 7,410,649


         Transitional Small Business Disclosure Format (check one). Yes ; No X

                                     PART I


Item 1.  Financial Statements




                         INDEPENDENT ACCOUNTANT'S REPORT


Phoenix Media Group, Ltd.

        We have reviewed the accompanying balance sheets of Phoenix Media Group, Ltd. as of September 30, 2001 and June 30, 2001, and the related statements of operations and cash flows for the three months ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
November 13, 2001

                            PHOENIX MEDIA GROUP, LTD.
                                 BALANCE SHEETS

                                                                 (Unaudited)
                                                                 September 30,     June 30,
                                                               ---------------  --------------
                                                                    2001             2001
                                                               ---------------  --------------
ASSETS
Cash                                                           $             -  $        3,272
Inventory                                                               32,930          32,930
                                                               ---------------  --------------

        Total Current Assets                                            32,930          36,202
                                                               ---------------  --------------

Property and Equipment
Office Equipment                                                        25,054          25,054
Radio Equipment                                                         46,126          46,126
Office Condominium                                                      75,000          75,000
Vehicles                                                                41,586          41,586
                                                               ---------------  --------------
                                                                       187,766         187,766
Less Accumulated Depreciation                                          (81,525)        (76,026)
                                                               ---------------  --------------

        Net Property and Equipment                                     106,241         111,740
                                                               ---------------  --------------

Other Assets
Stockholder Loans                                                        6,523          18,598
                                                               ---------------  --------------

        Total Assets                                           $       145,694  $      166,540
                                                               ===============  ==============

                            PHOENIX MEDIA GROUP, LTD.
                                 BALANCE SHEETS
                                   (Continued)

                                                                 (Unaudited)
                                                                September 30,      June 30,
                                                               ---------------  --------------
                                                                    2001                  2001
                                                               ---------------  --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                               $        19,808  $       28,184
Accrued expenses                                                        11,963          11,475
Stockholder loans                                                       70,912          70,912
Liability for overdrawn cash                                               981               -
Current portion of long-term debt                                        4,183           4,633
                                                               ---------------  --------------

        Total Current Liabilities                                      107,847         115,204
                                                               ---------------  --------------

Long-term Debt                                                          57,809          58,164
--------------
                                                               ---------------  --------------

Stockholders' equity
  Series A convertible preferred stock
     (par value $.01), 5,000,000 shares authorized,
      no shares issued or outstanding                                        -               -
     September 30, 2001, and June 30, 2001
  Common Stock (par value $.001),
     50,000,000 shares authorized,
     7,410,649 shares issued
     and outstanding September 30, 2001, and June 30, 2001               7,411           7,411
  Common Stock to be Issued 28,000 shares                                   28              28
Paid in capital in excess of par value                                 563,266         563,266
Retained deficit                                                      (590,667)       (577,533)
                                                               ---------------  --------------

        Total Stockholders' Equity                                     (19,962)         (6,828)
                                                               ---------------  --------------

        Total Liabilities and Stockholders' Equity             $       145,694  $      166,540
                                                               ===============  ==============


                       See accompanying notes and accountants' report.

                            PHOENIX MEDIA GROUP, LTD.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      For the three months
                                                                       ended September 30,
                                                                   ---------------------------
                                                                       2001          2000
                                                                   ------------- -------------
Revenue
Sales                                                              $      29,000 $      34,000
Cost of sales                                                              6,500        15,923
                                                                   ------------- -------------

        Gross Margin                                                      22,500        18,077

Operating Expenses
General and Administrative                                               (31,617)      (54,799)

Other Income (Expense)
Interest - net                                                            (3,817)       (5,651)
                                                                   ------------- -------------

Income (loss) before income taxes                                        (12,934)      (42,373)

Income taxes                                                                 200           200
                                                                   ------------- -------------

Net Income (Loss)                                                  $     (13,134)$     (42,573)
                                                                   ============= =============

Earnings (Loss) Per Share                                          $           - $     (0.01)
                                                                   ============= =============

Weighted Average Shares Outstanding                                    7,410,649     6,925,649
                                                                   ============= =============




                       See accompanying notes and accountants' report.

                            PHOENIX MEDIA GROUP, LTD.
                             STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                     For the three months
                                                                      ended September 30,
                                                                 -----------------------------
                                                                     2001            2000
                                                                 -------------  --------------
Cash Flows From Operating Activities:
Net income (loss)                                                $     (13,134) $      (42,573)
Adjustments to reconcile Net income (loss)
   to net cash provided by (used in)
   Operating activities:
      Amortization and depreciation                                      5,499           6,383
   Change in operating assets and liabilities:
      Accounts payable                                                  (8,376)          2,600
      Accrued expenses                                                     488              73
                                                                 -------------  --------------
Net cash used by operating activities                                  (15,523)        (33,517)
                                                                 -------------  --------------

Cash Flows From Investing Activities:
Stockholders loans                                                      12,075          20,480
Purchase of property and equipment                                           -            (739)
                                                                 -------------  --------------
Net cash provided by (used in) investing activities                     12,075          19,741
                                                                 -------------  --------------

Cash Flows From Financing Activities:
Principle payments on debt                                                (805)           (903)
Proceeds from capital stock issued                                           -             (10)
                                                                 -------------  --------------
Net cash provided by (used in) financing activities                       (805)           (913)
                                                                 -------------  --------------

Net increase (decrease) in
  cash and cash equivalents                                             (4,253)        (14,689)
Cash and cash equivalents at beginning of period                         3,272          19,815
                                                                 -------------  --------------
Cash and cash equivalents at end of period                       $        (981) $        5,126
                                                                 =============  ==============

Supplemental Disclosure of Cash Flow Information:
   Interest                                                      $       3,817  $        5,651
   Income taxes                                                            200             200

Supplemental Schedule of Non-Cash Investing and Financing Activities: None
---------------------------------------------------------------------

                       See accompanying notes and accountants' report.

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

        This summary of accounting policies of Phoenix Media Group, Ltd. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

        The unaudited financial statements as of September 30, 2001 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full year.

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

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                   (CONTINUED)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------

Earnings (Loss) Per Share

        The reconciliations of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations are as follows:


                                 For the Three Months Ended September 30, 2001
                               -------------------------------------------------
                                                                    Per Share
                                    Income           Shares          Amount
                               ----------------  --------------  ---------------
EPS                                  (Numerator)   (Denominator)
Net Loss to
common shareholders            $       (13,134)       7,410,649  $             -
                               ================  ==============  ===============

                                 For the Three Months Ended September 30, 2000
                               -------------------------------------------------
                                                                    Per Share
                                    Income           Shares          Amount
                               ----------------  --------------  ---------------
EPS                                  (Numerator)   (Denominator)
Net Income to
common shareholders            $       (42,573)       6,925,649  $        (0.01)
                               ================  ==============  ===============

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

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                   (CONTINUED)

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

NOTE 3 - INCOME TAXES

        Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. Deferred benefits of $200,000 and $155,000 for the three months ended September 30, 2001 and 2000 respectively, are the result of net operating losses.

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                   (CONTINUED)

NOTE 3 - INCOME TAXES (continued):

        The Company has recorded net deferred income taxes in the accompanying balance sheets as follows:

                                                                     As at September 30,
                                                               -------------------------------
                                                                    2001             2000
                                                               ---------------  --------------
Future deductible temporary differences related to
   Reserves, accruals, and net operating losses                $       200,000  $      155,000
Valuation allowance                                                   (200,000)       (155,000)
                                                               ---------------  --------------
Net Deferred Income Tax                                        $             -  $            -
                                                               ===============  ==============

        As of September 30, 2001, the Company had a net operating loss ("NOL") carry forward for income tax reporting purposes of approximately $588,000 available to offset future taxable income. This net operating loss carry forward expires at various dates between June 30, 2001 and 2021. A loss generated in a particular year will expire for federal tax purposes if not utilized within 20 years. Additionally, the Internal Revenue Code contains provisions which could reduce or limit the availability and utilization of these NOLs if certain ownership changes have taken place or will take place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company established a valuation allowance for the entire net deferred income tax asset of $200,000 as of September 30, 2001. Also consistent with SFAS No. 109, an allocation of the income (provision) benefit has been made to the loss from continuing operations.

        The difference between the effective income tax rate and the federal statutory income tax rate on the loss from continuing operations are presented below:

                                                                     As at September 30,
                                                               -------------------------------
                                                                    2001             2000
                                                               ---------------  --------------

Expense (Benefit) at the federal statutory rate of 34%         $        (4,000) $      (14,000)
Nondeductible expenses                                                       -               -
                                                               ---------------  --------------
Utilization of net operating loss carryforward                 $         4,000  $       14,000
                                                               ---------------  --------------
                                                               $             -  $            -
                                                               ===============  ==============

NOTE 4 - RELATED PARTY TRANSACTIONS

        The Company has loaned an officer/director $20,100, interest at 1%, repayable at $201 per month for ten months with a balloon payment due in 2007. In addition an officer/director advanced $8,000 at 0% interest, to the Company. During 2001, an officer/director advanced the Company

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                   (CONTINUED)

NOTE 4 - RELATED PARTY TRANSACTIONS (continued):

$62,912 at 0% interest.

NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                   September 30,      June 30,
                                                                   --------------  ---------------
                                                                        2001            2001
                                                                   --------------  ---------------
Mortgage payable with interest at 8.75%,
  payable monthly $393.36, due March 22,
 2003, collateralized by deed of trust                             $       47,572  $        47,709

Note Payable with interest at 4.90%,
  payable monthly $398.81, due July 15, 2004                               14,420           15,088
                                                                   --------------  ---------------

Less Current Maturities                                                    (4,183)          (4,633)
                                                                   --------------  ---------------

Net Long-term Debt                                                 $       57,809  $        58,164
                                                                   ==============  ===============

Annual principal payments on long-term debt are as follows:

October 1, 2001 - June 30, 2002     $        3,131
Year Ended June 30, 2003                     4,220
Year Ended June 30, 2004                     4,276
Year Ended June 30, 2005                       738
Year Ended June 30, 2006                       805
thereafter                                  44,639
                                    --------------

Total                               $       57,809
                                    ==============

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

Results of Operations - The following table set forth, for the three months ended September 30, 2001 and 2000, certain items from the Company's Condensed Statements of Operations expressed as a percentage of net sales.

                                                                        3 months     3 months
                                                                          ended       ended
                                                                        09/30/01     09/30/00
                                                                       -----------  ----------
Sales, Net                                                                  100.0%      100.0%
Cost of Sales                                                                22.4%       46.8%
Gross Margin                                                                 77.6%       53.2%
Operating Expenses                                                          109.0%      161.2%
Operating Income (Loss)                                                      31.4%      108.0%
Other Income (Expense), Net                                                  13.2%       16.6%
Income (Loss) Before Income Taxes                                            44.6%      124.6%
Income Taxes                                                                  0.7%        0.5%

Net Income (Loss)                                                            45.3%      125.1%

Net Sales

        Net sales for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 decreased by approximately $5,000 or 14.7%. This decrease was due to what management believes to be a temporary downturn in the company's business.

Cost of Sales

        Cost of sales for the three months ended September 30, 2001 decreased approximately $9,000 or 56.5% compared to the three months ended September 30, 2000. As a percentage of sales, cost of sales decreased 52.1% from 46.8% to 22.4%. This decrease was due to a decrease in operations.

        Also, as the Company completes development of the various Manfred Moose(TM) projects it is currently working on, its cost of sales will be affected, although the Company cannot predict with any degree of accuracy how much since, to a large extent, that depends on how successful this new line of business in for the Company.

Operating Expenses

        Operating expenses during the three months ended September 30, 2001 decreased approximately $23,000 or 41.9% compared to the three months ended September 30, 2000, from approximately $55,000 to $32,000. As a percentage of sales, operating expenses decreased 33.4% from 161.2% to 109.0%. This decrease was due to the decrease in operations.

Liquidity and Capital Resources

        The Company requires working capital to fund its current operations. The Company has budgeted its anticipated revenue and cash flows, after paying expenses, from its sale of radio air time to provide for its anticipated expenditures to fund development of the Manfred Moose(TM) project until such time as the Company begins to receive revenue from Manfred Moose(TM) projects. If the Company's revenues decline below present or projected levels, the Company may have to scale back its operations and its proposed development of Manfred Moose(TM) to accommodate the resulting shortfall in revenues to fund its projects. During the three months ended September 30, 2001, the Company's revenues decreased approximately $5,000 over revenues from the three months ended September 30, 2000. It is anticipated that the current operations will expand and the funds generated will exceed the Company's working capital requirements for the next year.

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

        The Company generates and uses cash flows through three activities: operating, investing, and financing. During the three months ended September 30, 2001, operating activities used cash of approximately $16,000 as compared to approximately $34,000 for the three months ended September 30, 2000. Much of this decrease is attributable to the Company's decrease in operations.

        During the three months ended September 30, 2001, investing activities provided approximately $12,000 primarily due to proceeds from stockholder loans of approximately $12,000. During the three months ended September 30, 2000, investing activities provided approximately $20,000 primarily due to the proceeds from stockholder loans of approximately $20,000.

        Financing activities used approximately $800 during the three months ended September 30, 2001, primarily from principle payments on debt. During the three months ended September 30, 2000, financing activities used approximately $900 for principal payments on debt.

        Management believes that the Company's current cash and funds available will be sufficient to meet capital requirements and short term and long term working capital needs in the fiscal year ending June 30, 2002 and beyond, unless a significant acquisition or expansion is undertaken. The Company is constantly searching for potential acquisitions and/or expansion opportunities. However, there are no arrangements or ongoing negotiations for any acquisition or expansion.

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


                            Phoenix Media Group, Ltd.


DATE:   November 14, 2001

By:  /s/ RONALD R. IRWIN
   ----------------------------------------------------
     Ronald R. Irwin, President
       (Principal Executive and
        Accounting Officer)