Form 10QSB
period 2001-12-31
PHOENIX MEDIA GROUP LTD
filed 2002-02-05
CIK 899049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One)
[x]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: December 31, 2001

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To

                         Commission file number 0-21376

                            PHOENIX MEDIA GROUP, LTD.
                           ---------------------------
              (Exact name of small business issuer as specified in its charter)

              NEVADA                                     33-0714007
-------------------------------             ------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: December 31, 2001 7,410,649

         Transitional  Small Business  Disclosure Format (check one). Yes ; No X

                                     PART I


Item 1.  Financial Statements




                         INDEPENDENT ACCOUNTANT'S REPORT


Phoenix Media Group, Ltd.

        We have reviewed the accompanying balance sheets of Phoenix Media Group, Ltd. as of December 31, 2001 and June 30, 2001, and the related statements of operations for the three and six months ended December 31, 2001 and 2000, and statements of cash flows for the six months ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                   /S/ ROBISON, HILL & CO
                                                   Certified Public Accountants

Salt Lake City, Utah
February 1, 2002

                            PHOENIX MEDIA GROUP, LTD.
                                 BALANCE SHEETS

                                                                 (Unaudited)
                                                                December 31,       June 30,
                                                               ---------------  --------------
                                                                    2001             2001
                                                               ---------------  --------------
ASSETS
Cash                                                           $         3,815  $        3,272
Inventory                                                               32,930          32,930
                                                               ---------------  --------------

        Total Current Assets                                            36,745          36,202
                                                               ---------------  --------------

Property and Equipment
Office Equipment                                                        25,054          25,054
Radio Equipment                                                         46,126          46,126
Office Condominium                                                      75,000          75,000
Vehicles                                                                41,586          41,586
                                                               ---------------  --------------
                                                                       187,766         187,766
Less Accumulated Depreciation                                          (86,990)        (76,026)
                                                               ---------------  --------------

        Net Property and Equipment                                     100,776         111,740
                                                               ---------------  --------------

Other Assets
Stockholder Loans                                                            -          18,598
                                                               ---------------  --------------

        Total Assets                                           $       137,521  $      166,540
                                                               ===============  ==============

                            PHOENIX MEDIA GROUP, LTD.
                                 BALANCE SHEETS
                                   (Continued)

                                                                 (Unaudited)
                                                                December 31,       June 30,
                                                               ---------------  --------------
                                                                    2001                  2001
                                                               ---------------  --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                               $        26,008  $       28,184
Accrued expenses                                                        12,668          11,475
Stockholder loans                                                       80,084          70,912
Current portion of long-term debt                                        4,183           4,633
                                                               ---------------  --------------

        Total Current Liabilities                                      122,943         115,204
                                                               ---------------  --------------

Long-term Debt                                                          56,750          58,164
--------------
                                                               ---------------  --------------

Stockholders' equity
  Series A convertible preferred stock
     (par value $.01), 5,000,000 shares authorized,
      no shares issued or outstanding                                        -               -
     December 31, 2001, and June 30, 2001
  Common Stock (par value $.001),
     50,000,000 shares authorized,
     7,410,649 shares issued
     and outstanding December 31, 2001, and June 30, 2001                7,411           7,411
  Common Stock to be Issued 28,000 shares                                   28              28
Paid in capital in excess of par value                                 563,266         563,266
Retained deficit                                                      (612,877)       (577,533)
                                                               ---------------  --------------

        Total Stockholders' Equity                                     (42,172)         (6,828)
                                                               ---------------  --------------

        Total Liabilities and Stockholders' Equity             $       137,521  $      166,540
                                                               ===============  ==============





                       See accompanying notes and accountants' report.

                            PHOENIX MEDIA GROUP, LTD.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         For the three months          For the six months
                                          ended December 31,           ended December 31,
                                      ---------------------------  ---------------------------
                                          2001           2000          2001          2000
                                      -------------  ------------  ------------- -------------
Revenue
Sales                                 $      34,000  $     28,900  $      63,000 $      62,900
Cost of sales                                 4,750        17,921         11,250        33,844
                                      -------------  ------------  ------------- -------------

        Gross Margin                         29,250        10,979         51,750        29,056

Operating Expenses
General and Administrative                  (47,982)      (36,825)       (79,599)      (91,624)

Other Income (Expense)
Interest - net                               (3,278)       (3,362)        (7,095)       (9,013)
                                      -------------  ------------  ------------- -------------

Income (loss) before income taxes           (22,010)      (29,208)       (34,944)      (71,581)

Income taxes                                    200           200            400           400
                                      -------------  ------------  ------------- -------------

Net Income (Loss)                     $     (22,210) $    (29,408) $     (35,344)$     (71,981)
                                      =============  ============  ============= =============

Earnings (Loss) Per Share             $           -  $          -  $           - $       (0.01)
                                      =============  ============  ============= =============

Weighted Average Shares Outstanding       7,410,649     6,925,649      7,410,649     6,925,649
                                      =============  ============  ============= =============











                       See accompanying notes and accountants' report.

                            PHOENIX MEDIA GROUP, LTD.
                             STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                      For the six months
                                                                      ended December 31,
                                                                 -----------------------------
                                                                     2001            2000
                                                                 -------------  --------------
Cash Flows From Operating Activities:
Net income (loss)                                                $     (35,344) $      (71,981)
Adjustments to reconcile Net income (loss)
   to net cash provided by (used in)
   Operating activities:
      Amortization and depreciation                                     10,964          13,308
   Change in operating assets and liabilities:
      Accounts payable                                                  (2,176)          5,155
      Accrued expenses                                                   1,193              74
                                                                 -------------  --------------
Net cash used by operating activities                                  (25,363)        (53,444)
                                                                 -------------  --------------

Cash Flows From Investing Activities:
Purchase of property and equipment                                           -         (20,553)
                                                                 -------------  --------------
Net cash provided by (used in) investing activities                          -         (20,553)
                                                                 -------------  --------------

Cash Flows From Financing Activities:
Stockholders loans                                                      27,770          59,009
Principle payments on debt                                              (1,864)         (1,948)
Proceeds from capital stock issued                                           -               -
                                                                 -------------  --------------
Net cash provided by (used in) financing activities                     25,906          57,061
                                                                 -------------  --------------

Net increase (decrease) in
  cash and cash equivalents                                                543         (16,936)
Cash and cash equivalents at beginning of period                         3,272          19,815
                                                                 -------------  --------------
Cash and cash equivalents at end of period                       $       3,815  $        2,879
                                                                 =============  ==============

Supplemental Disclosure of Cash Flow Information:
   Interest                                                      $       7,095  $        9,013
   Income taxes                                                            400             400

Supplemental Schedule of Non-Cash Investing and Financing Activities: None
---------------------------------------------------------------------




                       See accompanying notes and accountants' report.

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

        This summary of accounting policies of Phoenix Media Group, Ltd. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

        The unaudited financial statements as of December 31, 2001 and for the three and six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full year.

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

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (CONTINUED)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------

Earnings (Loss) Per Share

        The reconciliations of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations are as follows:

                                 For the Three Months Ended December 31, 2001
                               -------------------------------------------------
                                                                    Per Share
                                    Income           Shares          Amount
                               ----------------  --------------  ---------------
EPS                                  (Numerator)   (Denominator)
Net Loss to
common shareholders            $       (22,210)       7,410,649  $             -
                               ================  ==============  ===============

                                 For the Three Months Ended December 31, 2000
                               -------------------------------------------------
                                                                    Per Share
                                    Income           Shares          Amount
                               ----------------  --------------  ---------------
EPS                                  (Numerator)   (Denominator)
Net Income to
common shareholders            $       (29,408)       6,925,649  $             -
                               ================  ==============  ===============

                                  For the Six Months Ended December 31, 2001
                               -------------------------------------------------
                                                                    Per Share
                                    Income           Shares          Amount
                               ----------------  --------------  ---------------
EPS                                  (Numerator)   (Denominator)
Net Loss to
common shareholders            $       (35,344)       7,410,649  $             -
                               ================  ==============  ===============

                                  For the Six Months Ended December 31, 2000
                               -------------------------------------------------
                                                                    Per Share
                                    Income           Shares          Amount
                               ----------------  --------------  ---------------
EPS                                  (Numerator)   (Denominator)
Net Loss to
common shareholders            $       (71,981)       6,925,649  $       (0.01)
                               ================  ==============  ===============

Depreciation

        Office furniture, equipment and leasehold improvements, are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (CONTINUED)

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

NOTE 2 - CAPITAL TRANSACTIONS

Preferred Stock

        The Board of Directors of the Company has the authority to fix by resolution for each particular series of preferred stock the number of shares to be issued; the rate and terms on which cumulative or non-cumulative dividends shall be paid; conversion features of the preferred stock; redemption rights and prices, if any; terms of the sinking fund, if any to be provided for the shares; voting powers of preferred shareholders; and any other special rights, qualifications, limitations, or

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (CONTINUED)

NOTE 2 - CAPITAL TRANSACTIONS (continued)

 restrictions.

NOTE 3 - INCOME TAXES

        Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. Deferred benefits of $208,000 and $200,000 for the three months ended December 31, 2001 and 2000 respectively, are the result of net operating losses.

        The Company has recorded net deferred income taxes in the accompanying balance sheets as follows:

                                                                     As at December 31,
                                                               -------------------------------
                                                                    2001             2000
                                                               ---------------  --------------
Future deductible temporary differences related to
   Reserves, accruals, and net operating losses                $       208,000  $      166,000
Valuation allowance                                                   (208,000)       (166,000)
                                                               ---------------  --------------
Net Deferred Income Tax                                        $             -  $            -
                                                               ===============  ==============

        As of December 31, 2001, the Company had a net operating loss ("NOL") carry forward for income tax reporting purposes of approximately $610,000 available to offset future taxable income. This net operating loss carry forward expires at various dates between June 30, 2001 and 2021. A loss generated in a particular year will expire for federal tax purposes if not utilized within 20 years. Additionally, the Internal Revenue Code contains provisions which could reduce or limit the availability and utilization of these NOLs if certain ownership changes have taken place or will take place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company established a valuation allowance for the entire net deferred income tax asset of $208,000 as of December 31, 2001. Also consistent with SFAS No. 109, an allocation of the income (provision) benefit has been made to the loss from continuing operations.

        The difference between the effective income tax rate and the federal statutory income tax rate on the loss from continuing operations are presented below:

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (CONTINUED)

NOTE 3 - INCOME TAXES (continued)

                                                                     As at December 31,
                                                               -------------------------------
                                                                    2001             2000
                                                               ---------------  --------------

Expense (Benefit) at the federal statutory rate of 34%         $       (12,000) $      (24,000)
Nondeductible expenses                                                       -               -
                                                               ---------------  --------------
Utilization of net operating loss carryforward                 $        12,000  $       24,000
                                                               ---------------  --------------
                                                               $             -  $            -
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

NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                    December 31,      June 30,
                                                                   --------------  ---------------
                                                                        2001            2001
                                                                   --------------  ---------------
Mortgage payable with interest at 8.75%,
  payable monthly $393.36, due March 22,
 2003, collateralized by deed of trust                             $       47,478  $        47,709

Note Payable with interest at 4.90%,
  payable monthly $398.81, due July 15, 2004                               13,455           15,088
                                                                   --------------  ---------------

Less Current Maturities                                                    (4,183)          (4,633)
                                                                   --------------  ---------------

Net Long-term Debt                                                 $       56,750  $        58,164
                                                                   ==============  ===============

Annual principal payments on long-term debt are as follows:

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (CONTINUED)

NOTE 5 - LONG-TERM DEBT (continued)


January 1, 2002 - June 30, 2002     $        2,072
Year Ended June 30, 2003                     4,220
Year Ended June 30, 2004                     4,276
Year Ended June 30, 2005                       738
Year Ended June 30, 2006                       805
thereafter                                  44,639
                                    --------------

Total                               $       56,750
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

Results of Operations - The following table set forth, for the three and six months ended December 31, 2001 and 2000, certain items from the Company's Condensed Statements of Operations expressed as a percentage of net sales.

                                                3 months    3 months    6 months     6 months
                                                  ended       ended       ended       ended
                                                12/31/01    12/31/00    12/31/01     12/31/00
                                               ----------- ----------- -----------  ----------
Sales, Net                                          100.0%      100.0%      100.0%      100.0%
Cost of Sales                                        14.0%       62.0%       17.9%       53.8%
Gross Margin                                         86.0%       38.0%       82.1%       46.2%
Operating Expenses                                  141.1%      127.4%      126.3%      145.7%
Operating Income (Loss)                              55.1%       89.4%       44.2%       99.5%
Other Income (Expense), Net                           9.6%       11.6%       11.3%       14.3%
Income (Loss) Before Income Taxes                    64.7%      101.0%       55.5%      113.8%
Income Taxes                                          0.6%        0.6%        0.6%        0.6%
Net Income (Loss)                                    65.3%      101.6%       56.1%      114.4%

Net Sales

        Net sales for the three months ended December 31, 2001 compared to the three months ended December 31, 2000 increased by approximately $5,000 or 17.6%. This increase was due to an increase in sales and marketing efforts.

Cost of Sales

        Cost of sales for the three months ended December 31, 2001 decreased approximately $13,000 or 73.5% compared to the three months ended December 31, 2000. As a percentage of sales, cost of sales decreased 77.4% from 62.0% to 14.0%. This decrease was due to a decrease in operations.

        Also, as the Company completes development of the various Manfred Moose(TM) projects it is currently working on, its cost of sales will be affected, although the Company cannot predict with any degree of accuracy how much since, to a large extent, that depends on how successful this new line of business in for the Company.

Operating Expenses

        Operating expenses during the three months ended December 31, 2001 increased approximately $11,000 or 30.3% compared to the three months ended December 31, 2000, from approximately $37,000 to $48,000. As a percentage of sales, operating expenses increased 10.8% from 127.4% to 141.1%. This increase was due to an increase in sales and marketing efforts.

Liquidity and Capital Resources

        The Company requires working capital to fund its current operations. The Company has budgeted its anticipated revenue and cash flows, after paying expenses, from its sale of radio air time to provide for its anticipated expenditures to fund development of the Manfred Moose(TM) project until such time as the Company begins to receive revenue from Manfred Moose(TM) projects. If the Company's revenues decline below present or projected levels, the Company may have to scale back its operations and its proposed development of Manfred Moose(TM) to accommodate the resulting shortfall in revenues to fund its projects. During the three months ended December 31, 2001, the Company's revenues increased approximately $5,000 over revenues from the three months ended December 31, 2000. It is anticipated that the current operations will expand and the funds generated will exceed the Company's working capital requirements for the next year.

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

        The Company generates and uses cash flows through three activities: operating, investing, and financing. During the six months ended December 31, 2001, operating activities used cash of approximately $25,000 as compared to approximately $53,000 for the six months ended December 31, 2000. Much of this decrease is attributable to the Company's decrease in operations.

        During the six months ended December 31, 2001, investing activities used $0. During the six months ended December 31, 2000, investing activities used approximately $20,000 primarily due to the purchase of equipment.

        Financing activities provided approximately $26,000 during the six months ended December 31, 2001, primarily from stockholder loans of approximately $28,000. During the six months ended December 31, 2000, financing activities provided approximately $57,000, primarily from stockholder loans of approximately $59,000.

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

RECENT DEVELOPMENTS

        The Company continues to pursue its efforts in marketing and licensing Manfred Moose(TM). Efforts to work on a cartoon series are still progressing.

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


                            Phoenix Media Group, Ltd.


DATE:   February 5, 2002

By:  /s/
   ----------------------------------------------------
     Ronald R. Irwin, President
       (Principal Executive and
        Accounting Officer)