Form 10QSB
period 2002-03-31
PHOENIX MEDIA GROUP LTD
filed 2002-05-15
CIK 899049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One)
[x]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: March 31, 2002

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To

                         Commission file number 0-21376

                            PHOENIX MEDIA GROUP, LTD.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

              NEVADA                                     33-0714007
------------------------------------        ------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2002 7,410,649


     Transitional Small Business  Disclosure Format (check one). Yes ; No X

                                     PART I


Item 1.  Financial Statements




                         INDEPENDENT ACCOUNTANT'S REPORT


Phoenix Media Group, Ltd.

        We have reviewed the accompanying balance sheets of Phoenix Media Group, Ltd. as of March 31, 2002 and June 30, 2001, and the related statements of operations for the three and nine months ended March 31, 2002 and 2001, and statements of cash flows for the nine months ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                   /S/ ROBISON. HILL & CO
                                                   Certified Public Accountants

Salt Lake City, Utah
May 14, 2002

                            PHOENIX MEDIA GROUP, LTD.
                                 BALANCE SHEETS


                                                                 (Unaudited)
                                                                  March 31,        June 30,
                                                               ---------------  --------------
                                                                    2002             2001
                                                               ---------------  --------------
ASSETS
Cash                                                           $           988  $        3,272
Inventory                                                               32,930          32,930
                                                               ---------------  --------------

        Total Current Assets                                            33,918          36,202
                                                               ---------------  --------------

Property and Equipment
Office Equipment                                                        25,054          25,054
Radio Equipment                                                         46,126          46,126
Office Condominium                                                      75,000          75,000
Vehicles                                                                41,586          41,586
                                                               ---------------  --------------
                                                                       187,766         187,766
Less Accumulated Depreciation                                          (92,434)        (76,026)
                                                               ---------------  --------------

        Net Property and Equipment                                      95,332         111,740
                                                               ---------------  --------------

Other Assets
Stockholder Loans                                                            -          18,598
                                                               ---------------  --------------

        Total Assets                                           $       129,250  $      166,540
                                                               ===============  ==============

                            PHOENIX MEDIA GROUP, LTD.
                                 BALANCE SHEETS
                                   (Continued)

                                                                 (Unaudited)
                                                                  March 31,        June 30,
                                                               ---------------  --------------
                                                                    2002                  2001
                                                               ---------------  --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                               $        26,908  $       28,184
Accrued expenses                                                        13,547          11,475
Stockholder loans                                                       83,494          70,912
Current portion of long-term debt                                        4,184           4,633
                                                               ---------------  --------------

        Total Current Liabilities                                      128,133         115,204
                                                               ---------------  --------------

Long-term Debt                                                          56,013          58,164
--------------
                                                               ---------------  --------------

Stockholders' equity
  Series A convertible preferred stock
     (par value $.01), 5,000,000 shares authorized,
      no shares issued or outstanding                                        -               -
     March 31, 2002, and June 30, 2001
  Common Stock (par value $.001),
     50,000,000 shares authorized,
     7,410,649 shares issued
     and outstanding March 31, 2002, and June 30, 2001                   7,411           7,411
  Common Stock to be Issued 28,000 shares                                   28              28
Paid in capital in excess of par value                                 563,266         563,266
Retained deficit                                                      (625,601)       (577,533)
                                                               ---------------  --------------

        Total Stockholders' Equity                                     (54,896)         (6,828)
                                                               ---------------  --------------

        Total Liabilities and Stockholders' Equity             $       129,250  $      166,540
                                                               ===============  ==============







                       See accompanying notes and accountants' report.

                            PHOENIX MEDIA GROUP, LTD.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                         For the three months          For the nine months
                                            ended March 31,              ended March 31,
                                      ---------------------------  ---------------------------
                                          2002           2001          2002          2001
                                      -------------  ------------  ------------- -------------
Revenue
Sales                                 $      21,500  $     28,557  $      84,500 $      91,457
Cost of sales                                 4,540         7,825         15,790        41,669
                                      -------------  ------------  ------------- -------------

        Gross Margin                         16,960        20,732         68,710        49,788

Operating Expenses
General and Administrative                  (26,707)      (54,163)      (106,306)     (145,787)

Other Income (Expense)
Interest - net                               (2,777)       (3,146)        (9,872)      (12,159)
                                      -------------  ------------  ------------- -------------

Income (loss) before income taxes           (12,524)      (36,577)       (47,468)     (108,158)

Income taxes                                    200           200            600           600
                                      -------------  ------------  ------------- -------------

Net Income (Loss)                     $     (12,724) $    (36,777) $     (48,068)$    (108,758)
                                      =============  ============  ============= =============

Earnings (Loss) Per Share             $           -  $      (0.01) $       (0.01)$       (0.02)
                                      =============  ============  ============= =============

Weighted Average Shares Outstanding       7,410,649     6,925,649      7,410,649     6,925,649
                                      =============  ============  ============= =============













                       See accompanying notes and accountants' report.

                            PHOENIX MEDIA GROUP, LTD.
                             STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                      For the nine months
                                                                        ended March 31,
                                                                 -----------------------------
                                                                     2002            2001
                                                                 -------------  --------------
Cash Flows From Operating Activities:
Net income (loss)                                                $     (48,068) $     (108,758)
Adjustments to reconcile Net income (loss)
   to net cash provided by (used in)
   Operating activities:
      Amortization and depreciation                                     16,408          21,328
   Change in operating assets and liabilities:
      Accounts payable                                                  (1,276)          7,303
      Accrued expenses                                                   2,072              74
                                                                 -------------  --------------
Net cash used by operating activities                                  (30,864)        (80,053)
                                                                 -------------  --------------

Cash Flows From Investing Activities:
Purchase of property and equipment                                           -         (20,553)
                                                                 -------------  --------------
Net cash provided by (used in) investing activities                          -         (20,553)
                                                                 -------------  --------------

Cash Flows From Financing Activities:
Stockholders loans                                                      31,180          83,127
Principle payments on debt                                              (2,600)         (2,336)
Proceeds from capital stock issued                                           -               -
                                                                 -------------  --------------
Net cash provided by (used in) financing activities                     28,580          80,791
                                                                 -------------  --------------

Net increase (decrease) in
  cash and cash equivalents                                             (2,284)        (19,815)
Cash and cash equivalents at beginning of period                         3,272          19,815
                                                                 -------------  --------------
Cash and cash equivalents at end of period                       $         988  $            -
                                                                 =============  ==============

Supplemental Disclosure of Cash Flow Information:
   Interest                                                      $       9,872  $       12,159
   Income taxes                                                  $         600  $          600

Supplemental Schedule of Non-Cash Investing and Financing Activities: None
---------------------------------------------------------------------




                       See accompanying notes and accountants' report.

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

        This summary of accounting policies of Phoenix Media Group, Ltd. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

        The unaudited financial statements as of March 31, 2002 and for the three and nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full year.

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

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (CONTINUED)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------

Earnings (Loss) Per Share

        The reconciliations of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations are as follows:

                                   For the Three Months Ended March 31, 2002
                               -------------------------------------------------
                                                                    Per Share
                                    Income           Shares          Amount
                               ----------------  --------------  ---------------
EPS                                  (Numerator)   (Denominator)
Net Loss to
common shareholders            $       (12,724)       7,410,649  $             -
                               ================  ==============  ===============

                                   For the Three Months Ended March 31, 2001
                               -------------------------------------------------
                                                                    Per Share
                                    Income           Shares          Amount
                               ----------------  --------------  ---------------
EPS                                  (Numerator)   (Denominator)
Net Income to
common shareholders            $       (36,777)       6,925,649  $       (0.01)
                               ================  ==============  ===============

                                   For the Nine Months Ended March 31, 2002
                               -------------------------------------------------
                                                                    Per Share
                                    Income           Shares          Amount
                               ----------------  --------------  ---------------
EPS                                  (Numerator)   (Denominator)
Net Loss to
common shareholders            $       (48,068)       7,410,649  $       (0.01)
                               ================  ==============  ===============

                                   For the Nine Months Ended March 31, 2001
                               -------------------------------------------------
                                                                    Per Share
                                    Income           Shares          Amount
                               ----------------  --------------  ---------------
EPS                                  (Numerator)   (Denominator)
Net Loss to
common shareholders            $      (108,758)       6,925,649  $       (0.02)
                               ================  ==============  ===============

Depreciation

        Office furniture, equipment and leasehold improvements, are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (CONTINUED)

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

Reclassifications

        Certain   reclassifications   have  been  made  in  the  2001  financial
statements to conform with the 2002 presentation.

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

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (CONTINUED)

NOTE 2 - CAPITAL TRANSACTIONS (continued)

 restrictions.

NOTE 3 - INCOME TAXES

        Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. Deferred benefits of $213,000 and $178,000 for the nine months ended March 31, 2002 and 2001 respectively, are the result of net operating losses.

        The Company has recorded net deferred income taxes in the accompanying balance sheets as follows:

                                                                       As at March 31,
                                                               -------------------------------
                                                                    2002             2001
                                                               ---------------  --------------
Future deductible temporary differences related to
   Reserves, accruals, and net operating losses                $       213,000  $      178,000
Valuation allowance                                                   (213,000)       (178,000)
                                                               ---------------  --------------
Net Deferred Income Tax                                        $             -  $            -
                                                               ===============  ==============

        As of March 31, 2002, the Company had a net operating loss ("NOL") carry forward for income tax reporting purposes of approximately $626,000 available to offset future taxable income. This net operating loss carry forward expires at various dates between June 30, 2001 and 2021. A loss generated in a particular year will expire for federal tax purposes if not utilized within 20 years. Additionally, the Internal Revenue Code contains provisions which could reduce or limit the availability and utilization of these NOLs if certain ownership changes have taken place or will take place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company established a valuation allowance for the entire net deferred income tax asset of $213,000 as of March 31, 2002. Also consistent with SFAS No. 109, an allocation of the income (provision) benefit has been made to the loss from continuing operations.

        The difference between the effective income tax rate and the federal statutory income tax rate on the loss from continuing operations are presented below:

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (CONTINUED)

NOTE 3 - INCOME TAXES (continued)

                                                                       As at March 31,
                                                               -------------------------------
                                                                    2002             2001
                                                               ---------------  --------------

Expense (Benefit) at the federal statutory rate of 34%         $       (13,000) $      (37,000)
Nondeductible expenses                                                       -               -
                                                               ---------------  --------------
Utilization of net operating loss carryforward                 $        13,000  $       37,000
                                                               ---------------  --------------
                                                               $             -  $            -
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

NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                     March 31,        June 30,
                                                                   --------------  ---------------
                                                                        2002            2001
                                                                   --------------  ---------------
Mortgage payable with interest at 8.75%,
  payable monthly $393.36, due March 22,
 2003, collateralized by deed of trust                             $       47,335  $        47,709

Note Payable with interest at 4.90%,
  payable monthly $398.81, due July 15, 2004                               12,861           15,088
                                                                   --------------  ---------------

Less Current Maturities                                                    (4,183)          (4,633)
                                                                   --------------  ---------------

Net Long-term Debt                                                 $       56,013  $        58,164
                                                                   ==============  ===============

Annual principal payments on long-term debt are as follows:

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (CONTINUED)

NOTE 5 - LONG-TERM DEBT (continued)


April 1, 2002 - June 30, 2002       $        1,335
Year Ended June 30, 2003                     4,220
Year Ended June 30, 2004                     4,276
Year Ended June 30, 2005                       738
Year Ended June 30, 2006                       805
thereafter                                  44,639
                                    --------------

Total                               $       56,013
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

        Significantly all of the Company's revenues came from its resale of air time to its customers. That was the Company's principle service provided during fiscal 2001 and 2002. Revenues from sales of items associated with Manfred Moose(TM) were negligible. At the present time, approximately twelve percent of customers with six month contracts renew their contracts while approximately twenty percent of customers with three month contracts renew their contracts. Although the Company provides service to its customers with repeat business, there is no assurance that such customers will maintain or increase the level of volume of business of the Company.

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

Results of Operations - The following table set forth, for the three and nine months ended March 31, 2002 and 2001, certain items from the Company's Condensed Statements of Operations expressed as a percentage of net sales.

                                                3 months    3 months    9 months     9 months
                                                  ended       ended       ended       ended
                                                03/31/02    03/31/01    03/31/02     03/31/01
                                               ----------- ----------- -----------  ----------
Sales, Net                                          100.0%      100.0%      100.0%      100.0%
Cost of Sales                                        21.1%       27.4%       18.7%       45.6%
Gross Margin                                         78.9%       72.6%       81.3%       54.4%
Operating Expenses                                  124.2%      189.7%      125.8%      159.4%
Operating Income (Loss)                              45.3%      117.1%       44.5%      105.0%
Other Income (Expense), Net                          12.9%       11.0%       11.7%       13.3%
Income (Loss) Before Income Taxes                    58.2%      128.1%       56.2%      118.3%
Income Taxes                                          0.9%        0.7%        0.7%        0.7%
Net Income (Loss)                                    59.1%      128.8%       56.9%      119.0%

Net Sales

        Net sales for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 decreased by approximately $7,000 or 24.5%. This decrease was due to a decrease in operations.

Cost of Sales

        Cost of sales for the three months ended March 31, 2002 decreased approximately $3,000 or 38.3% compared to the three months ended March 31, 2001. As a percentage of sales, cost of sales decreased 6.3% from 27.4% to 21.1%. This decrease was due to a decrease in operations.

        Also, as the Company completes development of the various Manfred Moose(TM) projects it is currently working on, its cost of sales will be affected, although the Company cannot predict with any degree of accuracy how much since, to a large extent, that depends on how successful this new line of business in for the Company.

Operating Expenses

        Operating expenses during the three months ended March 31, 2002 decreased approximately $27,000 or 49.8% compared to the three months ended March 31, 2001, from approximately $54,000 to $27,000. As a percentage of sales, operating expenses decreased 65.58% from 189.7% to 124.2%. This decrease was due to a decrease in operations.

Liquidity and Capital Resources

     The Company requires working capital to fund its current operations. The Company has budgeted its anticipated revenue and cash flows, after paying expenses, from its sale of radio air time to provide for its anticipated expenditures to fund development of the Manfred Moose(TM) project until such time as the Company begins to receive revenue from Manfred Moose(TM) projects. If the Company's revenues decline below present or projected levels, the Company may have to scale back its operations and its proposed development of Manfred Moose(TM) to accommodate the resulting shortfall in revenues to fund its projects. During the three months ended March 31, 2002, the Company's revenues decreased approximately $7,000 compared to revenues from the three months ended March 31, 2001. It is anticipated that the current operations will expand and the funds generated will exceed the Company's working capital requirements for the next year.

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

        The Company generates and uses cash flows through three activities: operating, investing, and financing. During the nine months ended March 31, 2002, operating activities used cash of approximately $31,000 as compared to approximately $80,000 for the nine months ended March 31, 2001. Much of this decrease is attributable to the Company's decrease in operations.

        During the nine months ended March 31, 2002, investing activities used $0. During the nine months ended March 31, 2001, investing activities used approximately $20,000 primarily due to the purchase of equipment.

        Financing activities provided approximately $29,000 during the nine months ended March 31, 2002, primarily from stockholder loans of approximately $31,000. During the nine months ended March 31, 2001, financing activities provided approximately $81,000, primarily from stockholder loans of approximately $83,000.

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


DATE:   May 15, 2002

By:  /s/
   ----------------------------------------------------
     Ronald R. Irwin, President
       (Principal Executive and
        Accounting Officer)