Form 10KSB
period 2002-06-30
PHOENIX MEDIA GROUP LTD
filed 2002-10-15
CIK 899049

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(Mark One)
 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                      For Fiscal Year Ended: June 30, 2002

                                       or

 [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                        For the transition period from To


                         Commission file number 0-21376

                            Phoenix Media Group, Ltd.
                 (Name of small business issuer in its charter)

           Nevada                                          33-0714007
          --------                                        ------------
 State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization                         Identification No.)

             290 East Verdugo, Suite 207, Burbank, California 91502
 -------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)


Issuer's telephone number                      (818)-563-3900
                                              ---------------

Securities registered under Section 12(b) of the Act:  NONE
Securities registered under Section 12(g) of the Act:

                         Common Stock, $0.001 Par Value
                                (Title of class)

     Convertible  Preferred  Series A,  $0.01 Par Value
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of
     the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                  ---  ---

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

       State issuer's revenues for its most recent fiscal year. $ 107,385
                                                                 ---------

     As of October 7, 2002, there were 7,410,649 shares of the Registrant's common stock, par value $0.001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $288,491 computed at the closing price as of October 7, 2002.


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

      Transitional Small Business Disclosure Format (check one): Yes ; NO X
                                                                   ---   ---

                                TABLE OF CONTENTS


Item Number and Caption                                                     Page
-----------------------                                                    -----

PART I

Item 1.        Description of Business.........................................4

Item 2.        Description of Property.........................................6

Item 3.        Legal Proceedings...............................................7

Item 4.        Submission of Matters to a Vote of Security Holders.............7


PART II

Item 5.        Market for Common Equity and Related Stockholder Matters........7

Item 6.        Management's Discussion and Analysis or Plan of Operations......8

Item 7.        Financial Statements...........................................12

Item 8.        Changes in and Disagreements With Accountants on Accounting and
               Financial Disclosure...........................................12

PART III

Item 9.        Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act..............12

Item 10.       Executive Compensation.........................................14

Item 11.       Security Ownership of Certain Beneficial Owners and Management.14

Item 12.       Certain Relationships and Related Transactions.................15

Item 13.       Exhibits and Reports on Form 8-K...............................15

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

Principal Products or services - The development, publication, manufacture, design and sale of books and toys in the image of or otherwise relating to the character Manfred Moose(TM).

Status of any publicly announced new product or service - In Fiscal Year 1999, the Company announced the development of the Manfred Moose(TM) Millenium Doll and the book "Manfred Moose(TM) Flies to Hong Kong." Both products have been completed and are being sold in the manner described above.

Competitive business conditions and issuer's competitive position in the industry and methods of competition - Regarding Manfred Moose(TM), the competition is substantial including several major corporations. Our relative position in the industry is very small.

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

     The executive offices of the Company are located at 290 East Verdugo, Suite 207, Burbank, California 91502. Its telephone number is (818)-563-3900.

OPERATING LOSSES

     The Company has incurred net losses of approximately $87,000 for the fiscal year ended June 30, 2002. Such operating losses reflect developmental and other start-up activities relating to the character Manfred Moose(TM). The Company expects to incur losses in the near future until profitability is achieved. The Company's operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

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

EMPLOYEES

     As of October 7, 2002, the Company has 4 employees, of which, two are full time.


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

     No matters were subject to a vote of security holders during the year June 30, 2002.


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


                       2001                          HIGH BID       LOW BID

First Quarter (09/30/00)                              $0.500        $0.250
Second Quarter (12/31/00)                             $0.500        $0.062
Third Quarter (03/31/01)                              $0.297        $0.070
Fourth Quarter (06/30/01)                             $0.500        $0.200

                       2002

First Quarter (09/30/01)                              $0.240        $0.100
Second Quarter (12/31/01)                             $0.110        $0.040
Third Quarter (03/31/02)                              $0.080        $0.040
Fourth Quarter (06/30/02)                             $0.080        $0.020

DIVIDENDS

     The Company has not paid any cash dividends to date and does not anticipate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

     The number of shareholders of record of the Company's Common Stock as of October 7, 2002 was approximately 800.


RECENT SALES OF UNREGISTERED SECURITIES

     No shares of stock were sold or issued during the year ended June 30,



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

     Significantly all of the Company's revenues came from its resale of air time to its customers. That was the Company's principle service provided during fiscal 2002. Revenues from sales of items associated with Manfred Moose(TM) were negligible. At the present time, approximately twelve percent of customers with six month contracts renew their contracts while approximately twenty percent of customers with three month contracts renew their contracts. Although the Company provides service to its customers with repeat business, there is no assurance that such customers will maintain or increase the level of volume of business of the Company.

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

Results of Operations - The following table set forth, for the years ended June 30, 2002 and 2001, certain items from the Company's Condensed Statements of Operations expressed as a percentage of net sales.


                                           2002            2001
                                      --------------- ---------------

Sales, Net                                    100.0%          100.0%
Cost of Sales                                  46.7%           37.8%
                                      --------------- ---------------

Gross Margin                                   53.3%           62.2%

Operating Expenses                            122.2%          173.9%
                                      --------------- ---------------

Operating Income (Loss)                       (68.9)%        (111.7)%

Other Income (Expense), Net                   (11.7)%          (6.5)%
                                      --------------- ---------------

Income (Loss) Before Income Taxes             (80.6)%        (118.2)%

Income Taxes                                    0.7%            0.5%
                                      --------------- ---------------

Net Income (Loss)                             (81.3)%        (118.7)%
                                      =============== ===============


Net Sales

     Net  sales  for  Fiscal  2002   compared  to  Fiscal  2001   decreased   by
approximately $28,000 or 21%. This decrease was due to the slowing economy.

Cost of Sales

     Cost of sales for Fiscal 2002 decreased approximately $1,100 or 2% compared to Fiscal 2001. As a percentage of sales, cost of sales increased 8.9% from 37.8% to 46.7%. This decrease in cost of sales was due to the slowing economy and decreasing sales.

Operating Expenses

     Operating expenses during Fiscal 2002 decreased approximately $104,000 or 44.3% compared to Fiscal 2001 from $235,625 to $131,275. As a percentage of sales, operating expenses decreased 51.7% from 173.9% to 122.2%. This decrease in operating expenses is attributable to decreased sales and business activity due to slowing economy.

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

     The Company generates and uses cash flows through three activities: operating, investing, and financing. During 2002, operating activities used cash of approximately $34,000 as compared to net cash used of approximately $82,000 for 2001. Much of this decrease in attributable to the slowing economy.

     Cash flows used in investing activities is primarily due to the acquisition of approximately $20,000 of video equipment, office furniture and automotive equipment for 2001. During 2002 investing activities used no cash.

     Financing activities used approximately $4,400 in principle payments on debt for 2002 and

$3,400 for 2001. During 2001 financing activities provided $26,000 in proceeds from capital stock issued. Shareholder loans provided cash of approximately $36,000 for 2002 and $63,000 for 2001.

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
           NAME and AGE         POSITION                   TERM OF OFFICE

Ronald R. Irwin      56       C.E.O. and Chairman          Until next meeting

Richard Spangler     67       President & Director         Until next meeting

David Petrik         54       Director                     Until next meeting

Wayne Smith          47       Secretary/Treasurer          Until next meeting

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


Conflicts of Interest

     Certain conflicts of interest existed at June 30, 2002 and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which he devotes attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

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



                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT

Principal Shareholders

     The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 7,410,649 shares of issued and outstanding Common Stock of the Company as of June 30, 2002 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.


     (1)                         (2)                   (3)             (4)
                              Name and              Amount and
                             Address of              Nature of
  Title of                   Beneficial             Beneficial      Percent of
   Class                       Owner                  Owner           Class
--------------------------------------------------------------------------------

Common Stock          Bristol Investments Limited    1,000,000        13.49%
                           1601 Kinwick Centre
                           32 Hollywood Road
                           Central Hong Kong
                           Zhong Hong Li

    (1)                         (2)                    (3)             (4)

Directors & Executives
                    Ronald R. Irwin, CEO & Director  3,550,000        47.90%
                    290 E. Verdugo Ave.
                    Burbank, CA 91502

                    Richard Spangler, President &      100,000         1.35%
                    Director
                    290 E. Verdugo Ave.
                    Burbank, CA 91502

                   David Petrik, Director               50,000         0.67%
                   290 E. Verdugo Ave.
                   Burbank, CA 91502

                   Wayne K. Smith, Sec/Treas.           88,000         1.19%
                   290 E. Verdugo Ave.
                   Burbank, CA 91502

Directors and executive                              4,788,000        64.61%
officers as a Group



             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1997 The Company loaned an officer/director $20,100, interest at 1%, repayable at $201 per month for ten months with a balloon payment due in 2007. In addition an officer/director advanced $8,000 at 0% interest, to the Company. During 2001, an officer/director advanced the Company $62,912 at 0% interest.
During 2002, an officer/director advanced the Company $15,843 at 0% interest. Also during 2002, the Company received $20,927 from an officer/director in payment of loans to the officer/director.



                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

          (a) The following documents are filed as part of this report.

1.  Financial Statements                                                    PAGE
                                                                            ----

Independent Auditor's Report                                                 F-1
Balance Sheets,  June 30, 2002 and 2001                                      F-2
Statements of Operations,
  For the Years Ended June 30, 2002 and 2001                                 F-4
Statements of Changes in Stockholders' Equity,
  For the Years Ended June 30, 2002 and 2001                                 F-5
Statements of Cash Flows,
  For the Years Ended June 30, 2002 and 2001                                 F-6
Notes to Consolidated Financial Statements                                   F-7

2.  Financial   Statement   Schedules  The  following  financial  statement
schedules required by Regulation S-X are included herein.

     All Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.  Exhibits

           The following exhibits are included as part of this report:
Exhibit
Number         Exhibit
------         -----------------------------------------------------------------

3.1            Articles of Articles of Incorporation and By-Laws.       (1)

99.1 Certification Pursuant to 18 U.S.C. ss 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. ss 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)  Incorporated by reference



                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                  PHOENIX MEDIA GROUP, LTD.

Dated: October 14, 2002             By  /S/     Ronald R. Irwin
                                    --------------------------------------------
                                    Ronald R. Irwin,
                                    C.E.O. and Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 14th day of October 2002.

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

/S/     Richard Spangler
-------------------------------------------------------------------------
Richard Spangler                                   President and Director



/S/      David Petrik
-----------------------------------------------------------------------------
David Petrik                                       Director

I, Ronald R. Irwin, certify that:

1. I have reviewed this annual report on Form 10-KSB of Phoenix Media Group, Ltd.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: 10/14/02


 /s/ Ronald R. Irwin
---------------------------------------------------------
Ronald R. Irwin
C.E.O.


I, Wayne Smith, certify that:

1. I have reviewed this annual report on Form 10-KSB of Phoenix Media Group, Ltd.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: 10/14/02


 /s/ Wayne Smith
--------------------------------------------------------
Wayne Smith
Principal Financial and Accounting Officer

                            PHOENIX MEDIA GROUP, LTD.

                                      - : -

                              FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001

               Report of Independent Certified Public Accountants

Board of Directors
Phoenix Media Group, Ltd.
Burbank, California


     We have audited the accompanying balance sheets of Phoenix Media Group, Ltd. as of June 30, 2002 and 2001, and the related statements of operations, retained earnings, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Media Group, Ltd. as of June 30, 2002 and 2001, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

                                                   Respectfully submitted,


                                                   /s/ Robison, Hill & Co.
                                                   ----------------------------
                                                   Certified Public Accountants



Salt Lake City, Utah
October 7, 2002

                            PHOENIX MEDIA GROUP, LTD.
                                 BALANCE SHEETS






                                                                            June 30,
                                                                 -----------------------------
                                                                      2002           2001
                                                                 --------------  -------------
ASSETS
Cash                                                             $        1,232  $       3,272
Inventory                                                                 5,008         32,930
                                                                 --------------  -------------

        Total Current Assets                                              6,240         36,202
                                                                 --------------  -------------

Property and Equipment
Office Equipment                                                         25,054         25,054
Radio Equipment                                                          46,126         46,126
Office Condominium                                                       75,000         75,000
Vehicles                                                                 29,586         41,586
                                                                 --------------  -------------
                                                                        175,766        187,766
Less Accumulated Depreciation                                           (82,762)       (76,026)
                                                                 --------------  -------------

        Net Property and Equipment                                       93,004        111,740
                                                                 --------------  -------------

Other Assets
Stockholder Loans                                                             -         18,598
                                                                 --------------  -------------

        Total Assets                                             $       99,244  $     166,540
                                                                 ==============  =============


                            PHOENIX MEDIA GROUP, LTD.
                                 BALANCE SHEETS
                                   (Continued)


                                                                            June 30,
                                                                 -----------------------------
                                                                      2002           2001
                                                                 --------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                                 $       40,021  $      28,184
Accrued expenses                                                          8,192         11,475
Stockholder loans                                                        86,755         70,912
Current portion of long-term debt                                         4,948          4,633
                                                                 --------------  -------------

        Total Current Liabilities                                       139,916        115,204
                                                                 --------------  -------------

Long-term Debt                                                           53,498         58,164
                                                                 --------------  -------------

Stockholders' equity
   Series A convertible preferred stock (par value $.01),
      5,000,000 shares authorized, no shares issued or
      Outstanding June 30, 2002 and 2001                                      -              -

   Common Stock (par value $.001), 50,000,000 shares
      Authorized, 7,410,649 shares issued and outstanding
      June 30, 2002, and 2001                                             7,411          7,411
      Common Stock to be Issued 28,000 shares                                28             28
Paid in capital in excess of par value                                  563,266        563,266

Retained deficit                                                       (664,875)      (577,533)
                                                                 --------------  -------------

        Total Stockholders' Equity (Deficit)                            (94,170)        (6,828)
                                                                 --------------  -------------

        Total Liabilities and Stockholders' Equity               $       99,244  $     166,540
                                                                 ==============  =============









   The accompanying notes are an integral part of these financial statements.

                            PHOENIX MEDIA GROUP, LTD.
                            STATEMENTS OF OPERATIONS



                                                                       For the Year Ended
                                                                            June 30,
                                                                 -----------------------------
                                                                      2002           2001
                                                                 --------------  -------------
Revenue
Sales                                                            $      107,385  $     135,488
Cost of sales                                                            50,136         51,269
                                                                 --------------  -------------

        Gross Margin                                                     57,249         84,219

Operating Expenses
General and Administrative                                             (131,275)      (235,625)

Other Income (Expense)
Interest expense                                                        (12,516)        (8,815)
Interest income                                                               -              -
Gain (loss) on sale of assets                                                 -              -
                                                                 --------------  -------------

Income (loss) before income taxes                                       (86,542)      (160,221)

Income taxes                                                                800            800
                                                                 --------------  -------------

Net Income (Loss)                                                $      (87,342) $    (161,021)
                                                                 ==============  =============

Earnings (Loss) Per Share                                        $       (0.01)  $      (0.02)
                                                                 ==============  =============

Weighted Average Shares Outstanding                                   7,410,649      7,078,977
                                                                 ==============  =============













   The accompanying notes are an integral part of these financial statements.

                            PHOENIX MEDIA GROUP, LTD.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY





                                                             Common Stock
                                     Preferred Stock         to be Issued             Common Stock        Capital in
                                   --------- -------- ----------- ----------- ------------- -----------    Excess of  Retained
                                   Shares     Amount      Shares      Amount      Shares         Amount    Par Value   Deficit
                                   --------- -------- ----------- ----------- ------------- ----------- ------------- ----------

Balance June 30, 2000                      - $      -     128,000 $       128     6,925,649 $     6,926 $     501,776 $ (416,512)

Issuance of shares for services            -        -                               140,000         140        35,485          -

Stock sold for Cash                        -        -    (100,000)       (100)      345,000         345        26,005          -

Net Loss                                   -        -           -           -             -           -             -   (161,021)
                                   --------- -------- ----------- ----------- ------------- ----------- ------------- ----------

Balance June 30, 2001                      -        -      28,000          28     7,410,649       7,411       563,266   (577,533)

Net Loss                                   -        -           -           -             -           -             -    (87,342)
                                   --------- -------- ----------- ----------- ------------- ----------- ------------- ----------

Balance June 30, 2002                      - $      -      28,000 $        28     7,410,649 $     7,411 $     563,266 $  664,875
                                   ========= ======== =========== =========== ============= =========== ============= ==========





   The accompanying notes are an integral part of these financial statements.

                            PHOENIX MEDIA GROUP, LTD.
                             STATEMENTS OF CASH FLOW



                                                                       For the Year Ended
                                                                            June 30,
                                                                 -----------------------------
Cash Flows From Operating Activities:                                 2002           2001
                                                                 --------------  -------------
Net income (loss)                                                $      (87,342) $    (161,021)
Adjustments to reconcile
   Net income (loss) to net cash provided by (used in)
   Operating activities:
      Non-cash general and administrative expense                             -         35,625
      Amortization and depreciation                                      16,408         29,347
   Change in operating assets and liabilities:
      Decrease (Increase) in Inventory                                   27,921          1,200
      Increase (Decrease) in Accounts payable                            11,837          9,415
      Increase (Decrease) in Accrued expenses                            (3,283)         3,652
                                                                 --------------  -------------

   Net cash used by operating activities                                (34,459)       (81,782)
                                                                 --------------  -------------

Cash Flows From Investing Activities:
Purchase of property and equipment                                            -        (20,553)
                                                                 --------------  -------------

Net cash used in investing activities                                         -        (20,553)
                                                                 --------------  -------------

Cash Flows From Financing Activities:
Proceeds from loans to shareholders                                      20,927              -
Proceeds from issuance of debt                                           15,843         62,912
Principle payments on debt                                               (4,351)        (3,370)
Proceeds from capital stock issued                                            -         26,250
                                                                 --------------  -------------

Net cash provided by (used in) financing activities                      32,419         85,792
                                                                 --------------  -------------

Net increase (decrease) in cash and cash equivalents                     (2,040)       (16,543)
Cash and cash equivalents at beginning of period                          3,272         19,815
                                                                 --------------  -------------

Cash and cash equivalents at end of period                       $        1,232  $       3,272
                                                                 ==============  =============

Supplemental Disclosure of Cash Flow Information:
   Interest                                                      $       12,516  $       8,815
   Income taxes                                                  $          800  $         800
Supplemental Schedule of Non-Cash Investing and Financing Activities: None




   The accompanying notes are an integral part of these financial statements.

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


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

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001
                                   (CONTINUED)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued):

Earnings (Loss) Per Share

     The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:


                                        For the Year Ended June 30, 2002
                                 -----------------------------------------------
                                                                    Per Share
                                     Income          Shares          Amount
                                 --------------  --------------  ---------------

Basic EPS
Net Loss to common
shareholders                     $      (87,342)      7,410,649  $        (0.01)
                                 ==============  ==============  ===============


                                        For the Year Ended June 30, 2001
                                 -----------------------------------------------
                                                                    Per Share
                                     Income          Shares          Amount
                                 --------------  --------------  ---------------

Basic EPS
Net Loss to common
shareholders                     $     (161,021)      7,078,977  $        (0.02)
                                 ==============  ==============  ===============

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

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001
                                   (CONTINUED)

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

NOTE 3 - INCOME TAXES

     Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. Deferred benefits of $226,000 and $195,000 for the years ended June 30, 2002 and 2001 respectively, are the result of net operating losses.

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001
                                   (CONTINUED)

NOTE 3 - INCOME TAXES (continued):

     The Company has recorded net deferred income taxes in the accompanying balance sheets as follows:


                                                                       As at June 30,
                                                               -------------------------------
                                                                    2002             2001
                                                               ---------------  --------------
Future deductible temporary differences related to
   Reserves, accruals, and net operating losses                $       226,000  $      195,000
Valuation allowance                                                   (226,000)       (195,000)
                                                               ---------------  --------------
Net Deferred Income Tax                                        $             -  $            -
                                                               ===============  ==============

     As of June 30, 2002, the Company had a net operating loss ("NOL") carry forward for income tax reporting purposes of approximately $665,000 available to offset future taxable income. This net operating loss carry forward expires at various dates between June 30, 2002 and 2022. A loss generated in a particular year will expire for federal tax purposes if not utilized within 20 years. Additionally, the Internal Revenue Code contains provisions which could reduce or limit the availability and utilization of these NOLs if certain ownership changes have taken place or will take place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company established a valuation allowance for the entire net deferred income tax asset of $226,000 as of June 30, 2002. Also consistent with SFAS No. 109, an allocation of the income (provision) benefit has been made to the loss from continuing operations.

     The difference between the effective income tax rate and the federal statutory income tax rate on the loss from continuing operations are presented below:


                                                                        As at June 30,
                                                               -------------------------------
                                                                    2002             2001
                                                               ---------------  --------------

Expense (Benefit) at the federal statutory rate of 34%         $       (30,000) $      (55,000)
Nondeductible expenses                                                       -               -
                                                               ---------------  --------------
Utilization of net operating loss carryforward                 $        30,000  $       55,000
                                                               ---------------  --------------
                                                               $             -  $            -
                                                               ===============  ==============

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001
                                   (CONTINUED)

NOTE 5 - RELATED PARTY TRANSACTIONS

     During 1997 The Company loaned an officer/director $20,100, interest at 1%, repayable at $201 per month for ten months with a balloon payment due in 2007. In addition an officer/director advanced $8,000 at 0% interest, to the Company. During 2001, an officer/director advanced the Company $62,912 at 0% interest.
During 2002, an officer/director advanced the Company $15,843 at 0% interest. Also during 2002, the Company received $20,927 from an officer/director in payment of loans to the officer/director.

NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:


                                                                         As at June 30,
                                                               -------------------------------
                                                                    2002             2001
                                                               ---------------  --------------

Mortgage payable with interest at 8.75%,
 payable monthly $393.36, due March 22,
 2026, collateralized by deed of trust                         $        47,141  $       47,709

Loan payable with interest at 4.9%,
payable monthly $398.81, due July 15, 2004,
collateralized by automotive equipment                                  11,305          15,088

Less Current Maturities                                                 (4,948)         (4,633)
                                                               ---------------  --------------

Net Long-term Debt                                             $        53,498  $       58,164
                                                               ===============  ==============

Annual principal payments on long-term debt are as follows:

               2003                        $ 4,948
               2004                          5,221
               2005                          3,170
               2006                            805
               2007                            879
               thereafter                  $43,423