Form 10QSB
period 2002-09-30
PHOENIX MEDIA GROUP LTD
filed 2002-11-19
CIK 899049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One)
[x]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: September 30, 2002

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

                                 (818) 563-3900
                                ----------------
                           (Issuer's telephone number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2002 7,410,649

         Transitional Small Business Disclosure Format (check one). Yes ; No X

                                     PART I


Item 1.  Financial Statements




                         INDEPENDENT ACCOUNTANT'S REPORT


Phoenix Media Group, Ltd.

         We have reviewed the accompanying balance sheets of Phoenix Media Group, Ltd. as of September 30, 2002 and June 30, 2002, and the related statements of operations and cash flows for the three months ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                     Respectfully submitted



                                                    /S/ ROBISON, HILL & CO.
                                                    Certified Public Accountants

Salt Lake City, Utah
November 18, 2002

                                             PHOENIX MEDIA GROUP, LTD.
                                                  BALANCE SHEETS


                                                                                (Unaudited)
                                                                               September 30,          June 30,
                                                                             ------------------  ------------------
                                                                                    2002                2002
                                                                             ------------------  ------------------
ASSETS
Cash                                                                         $            1,780  $            1,232
Inventory                                                                                 5,008               5,008
                                                                             ------------------  ------------------

        Total Current Assets                                                              6,788               6,240
                                                                             ------------------  ------------------

Property and Equipment
Office Equipment                                                                         25,054              25,054
Radio Equipment                                                                          46,126              46,126
Office Condominium                                                                       75,000              75,000
Vehicles                                                                                 29,586              29,586
                                                                             ------------------  ------------------
                                                                                        175,766             175,766
Less Accumulated Depreciation                                                           (86,699)            (82,762)
                                                                             ------------------  ------------------

        Net Property and Equipment                                                       89,067              93,004
                                                                             ------------------  ------------------

Other Assets
Stockholder Loans                                                                             -                   -
                                                                             ------------------  ------------------

        Total Assets                                                         $           95,855  $           99,244
                                                                             ==================  ==================

                                             PHOENIX MEDIA GROUP, LTD.
                                                  BALANCE SHEETS
                                                    (Continued)

                                                                                (Unaudited)
                                                                               September 30,          June 30,
                                                                             ------------------  ------------------
                                                                                    2002                2002
                                                                             ------------------  ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                             $           31,452  $           40,021
Accrued expenses                                                                          9,243               8,192
Stockholder loans                                                                        95,735              86,755
Current portion of long-term debt                                                         4,269               4,948
                                                                             ------------------  ------------------

        Total Current Liabilities                                                       140,699             139,916
                                                                             ------------------  ------------------

Long-term Debt                                                                           53,498              53,498
--------------
                                                                             ------------------  ------------------

Stockholders' equity
  Series A convertible preferred stock
     (par value $.01), 5,000,000 shares authorized,
      no shares issued or outstanding                                                         -                   -
     September 30, 2002, and June 30, 2002
  Common Stock (par value $.001),
     50,000,000 shares authorized,
     7,410,649 shares issued
     and outstanding September 30, 2002, and June 30, 2002                                7,411               7,411
  Common Stock to be Issued 28,000 shares                                                    28                  28
Paid in capital in excess of par value                                                  563,266             563,266
Retained deficit                                                                       (669,047)           (664,875)
                                                                             ------------------  ------------------

        Total Stockholders' Equity                                                      (98,342)            (94,170)
                                                                             ------------------  ------------------

        Total Liabilities and Stockholders' Equity                           $           95,855  $           99,244
                                                                             ==================  ==================





                 See accompanying notes and accountants' report.

                                             PHOENIX MEDIA GROUP, LTD.
                                             STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)


                                                                                        For the three months
                                                                                         ended September 30,
                                                                                  ---------------------------------
                                                                                       2002              2001
                                                                                  ---------------  ----------------
Revenue
Sales                                                                             $        14,250  $         29,000
Cost of sales                                                                                 300             6,500
                                                                                  ---------------  ----------------

        Gross Margin                                                                       13,950            22,500

Operating Expenses
General and Administrative                                                                (13,639)          (31,617)

Other Income (Expense)
Interest - net                                                                             (4,283)           (3,817)
                                                                                  ---------------  ----------------

Income (loss) before income taxes                                                          (3,972)          (12,934)

Income taxes                                                                                  200               200
                                                                                  ---------------  ----------------

Net Income (Loss)                                                                 $        (4,172) $        (13,134)
                                                                                  ===============  ================

Earnings (Loss) Per Share                                                         $             -  $              -
                                                                                  ===============  ================

Weighted Average Shares Outstanding                                                     7,410,649         7,410,649
                                                                                  ===============  ================














                 See accompanying notes and accountants' report.

                                             PHOENIX MEDIA GROUP, LTD.
                                              STATEMENTS OF CASH FLOW
                                                    (UNAUDITED)


                                                                                       For the three months
                                                                                       ended September 30,
                                                                               ------------------------------------
                                                                                     2002               2001
                                                                               -----------------  -----------------
Cash Flows From Operating Activities:
Net income (loss)                                                              $          (4,172) $         (13,134)
Adjustments to reconcile Net income (loss)
   to net cash provided by (used in)
   Operating activities:
      Amortization and depreciation                                                        3,937              5,499
   Change in operating assets and liabilities:
      Accounts payable                                                                    (8,569)            (8,376)
      Accrued expenses                                                                     1,051              1,469
                                                                               -----------------  -----------------
Net cash used by operating activities                                                     (7,753)           (14,542)
                                                                               -----------------  -----------------

Cash Flows From Investing Activities:
Purchase of property and equipment                                                             -                  -
                                                                               -----------------  -----------------
Net cash provided by (used in) investing activities                                            -                  -
                                                                               -----------------  -----------------

Cash Flows From Financing Activities:
Stockholders loans                                                                         8,980             12,075
Principle payments on debt                                                                  (679)              (805)
Proceeds from capital stock issued                                                             -                  -
                                                                               -----------------  -----------------
Net cash provided by (used in) financing activities                                        8,301             11,270
                                                                               -----------------  -----------------

Net increase (decrease) in
  cash and cash equivalents                                                                  548             (3,272)
Cash and cash equivalents at beginning of period                                           1,232              3,272
                                                                               -----------------  -----------------
Cash and cash equivalents at end of period                                     $           1,780  $               -
                                                                               =================  =================

Supplemental Disclosure of Cash Flow Information:
   Interest                                                                    $           4,483  $           3,817
   Income taxes                                                                $               -  $               -

Supplemental Schedule of Non-Cash Investing and Financing Activities: None
---------------------------------------------------------------------




                 See accompanying notes and accountants' report.

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
             ------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

         This summary of accounting policies of Phoenix Media Group, Ltd. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of September 30, 2002 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full year.

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

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
             ------------------------------------------------------
                                   (CONTINUED)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------

Earnings (Loss) Per Share

         The reconciliations of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations are as follows:

                                             For the Three Months Ended September 30, 2002
                                      -----------------------------------------------------------
                                                                                    Per Share
                                             Income              Shares              Amount
                                      --------------------  -----------------   -----------------
EPS                                             (Numerator)      (Denominator)
Net Loss to
common shareholders                   $            (4,172)          7,410,649   $               -
                                      ====================  =================   =================

                                             For the Three Months Ended September 30, 2001
                                      -----------------------------------------------------------
                                                                                    Per Share
                                             Income              Shares              Amount
                                      --------------------  -----------------   -----------------
EPS                                             (Numerator)      (Denominator)
Net Income to
common shareholders                   $           (13,134)          7,410,649   $               -
                                      ====================  =================   =================

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

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
             ------------------------------------------------------
                                   (CONTINUED)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------

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

NOTE 3 - INCOME TAXES

         Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. Deferred benefits of $228,000 and $200,000 for the three months ended September 30, 2002 and 2001 respectively, are the result of net operating losses.

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
             ------------------------------------------------------
                                   (CONTINUED)

NOTE 3 - INCOME TAXES (continued)

         The Company has recorded net deferred income taxes in the accompanying balance sheets as follows:

                                                                                      As at September 30,
                                                                             --------------------------------------
                                                                                    2002                2001
                                                                             ------------------  ------------------
Future deductible temporary differences related to
   Reserves, accruals, and net operating losses                              $          228,000  $          200,000
Valuation allowance                                                                    (228,000)           (200,000)
                                                                             ------------------  ------------------
Net Deferred Income Tax                                                      $                -  $                -
                                                                             ==================  ==================

         As of September 30, 2002, the Company had a net operating loss ("NOL") carry forward for income tax reporting purposes of approximately $670,000 available to offset future taxable income. This net operating loss carry forward expires at various dates between June 30, 2001 and 2022. A loss generated in a particular year will expire for federal tax purposes if not utilized within 20 years. Additionally, the Internal Revenue Code contains provisions which could reduce or limit the availability and utilization of these NOLs if certain ownership changes have taken place or will take place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company established a valuation allowance for the entire net deferred income tax asset of $228,000 as of September 30, 2002. Also consistent with SFAS No. 109, an allocation of the income (provision) benefit has been made to the loss from continuing operations.

         The difference between the effective income tax rate and the federal statutory income tax rate on the loss from continuing operations are presented below:

                                                                                      As at September 30,
                                                                             --------------------------------------
                                                                                    2002                2001
                                                                             ------------------  ------------------

Expense (Benefit) at the federal statutory rate of 34%                       $           (1,500) $           (4,000)
Nondeductible expenses                                                                        -                   -
                                                                             ------------------  ------------------
Utilization of net operating loss carryforward                               $            1,500  $            4,000
                                                                             ------------------  ------------------
                                                                             $                -  $                -
                                                                             ==================  ==================

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
             ------------------------------------------------------
                                   (CONTINUED)

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

NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                    September 30,         June 30,
                                                                                  -----------------  ------------------
                                                                                        2002                2002
                                                                                  -----------------  ------------------
Mortgage payable with interest at 8.75%,
  payable monthly $393.36, due March 22,
 2003, collateralized by deed of trust                                            $          47,041  $           47,141

Note Payable with interest at 4.90%,
  payable monthly $398.81, due July 15, 2004                                                 10,726              11,305
                                                                                  -----------------  ------------------

Less Current Maturities                                                                      (4,269)             (4,948)
                                                                                  -----------------  ------------------

Net Long-term Debt                                                                $          53,498  $           53,498
                                                                                  =================  ==================

Annual principal payments on long-term debt are as follows:


October 1, 2002 - June 30, 2003            $            4,269
Year Ended June 30, 2004                                5,221
Year Ended June 30, 2005                                3,170
Year Ended June 30, 2006                                  805
Year Ended June 30, 2007                                  879
thereafter                                             43,423
                                           ------------------

Total                                      $           57,767
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

Results of Operations - The following table set forth, for the three months ended September 30, 2002 and 2001, certain items from the Company's Condensed Statements of Operations expressed as a percentage of net sales.

                                                                                         3 months       3 months
                                                                                           ended          ended
                                                                                         09/30/02       09/30/01
                                                                                       -------------  -------------
Sales, Net                                                                                    100.0%         100.0%
Cost of Sales                                                                                   2.1%          22.4%
Gross Margin                                                                                   97.9%          77.6%
Operating Expenses                                                                             95.7%         109.0%
Operating Income (Loss)                                                                         2.2%          31.4%
Other Income (Expense), Net                                                                    30.1%          13.2%
Income (Loss) Before Income Taxes                                                              27.9%          44.6%
Income Taxes                                                                                    1.4%           0.7%

Net Income (Loss)                                                                              29.3%          45.3%

Net Sales

         Net sales for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 decreased by approximately $15,000 or 50.9%. This decrease was due to a decrease in operations.

Cost of Sales

         Cost of sales for the three months ended September 30, 2002 decreased approximately $6,000 or 95.4% compared to the three months ended September 30, 2001. As a percentage of sales, cost of sales decreased 20.3% from 22.4% to 2.1%. This decrease was due to a decrease in operations.

         Also, as the Company completes development of the various Manfred Moose(TM) projects it is currently working on, its cost of sales will be affected, although the Company cannot predict with any degree of accuracy how much since, to a large extent, that depends on how successful this new line of business in for the Company.

Operating Expenses

         Operating expenses during the three months ended September 30, 2002 decreased approximately $18,000 or 56.7% compared to the three months ended September 30, 2001, from approximately $32,000 to $14,000. As a percentage of sales, operating expenses decreased 13.3% from 109.0% to 95.7%. This decrease was due to a decrease in operations.

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

         The Company generates and uses cash flows through three activities: operating, investing, and financing. During the three months ended September 30, 2002, operating activities used cash of approximately $8,000 as compared to approximately $15,000 for the three months ended September 30, 2001. Much of this decrease is attributable to the Company's decrease in operations.

         During the three months ended September 30, 2002, investing activities used $0. During the three months ended September 30, 2001, investing activities used $0.

         Financing activities provided approximately $8,000 during the three months ended September 30, 2002, primarily from stockholder loans of approximately $9,000. During the three months ended September 30, 2001, financing activities provided approximately $11,000, primarily from stockholder loans of approximately $12,000.

         Management believes that the Company's current cash and funds available will be sufficient to meet capital requirements and short term and long term working capital needs in the fiscal year ending June 30, 2003 and beyond, unless a significant acquisition or expansion is undertaken. The Company is constantly searching for potential acquisitions and/or expansion opportunities. However, there are no arrangements or ongoing negotiations for any acquisition or expansion.

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

Item 3.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10- QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

         (i) this Quarterly Report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB, and

         (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


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


                            Phoenix Media Group, Ltd.


DATE:   November 19, 2002

By:  /s/ Ronald R. Irwin
   ----------------------------------
     Ronald R. Irwin, C.E.O. and Chairman
       (Principal Executive Officer

By:  /s/ Wayne Smith
   ---------------------------------
     Wayne Smith, Secretary/Treasurer
       (Principal Financial and Accounting Officer)

I,       Ronald R. Irwin, certify that:

         1. I have reviewed this quarterly report on form 10-QSB of Phoenix Media Group, Ltd.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

         C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ Ronald R. Irwin
Ronald R. Irwin
C.E.O. and Chairman
(Principal Executive Officer)


I,       Wayne Smith, certify that:

         1. I have reviewed this quarterly report on form 10-QSB of Phoenix Media Group, Ltd.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

         C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ Wayne Smith
Wayne Smith
Secretary/Treasurer
(Principal Financial Officer)