Form 10QSB
period 2002-12-31
PHOENIX MEDIA GROUP LTD
filed 2003-02-14
CIK 899049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To

                         Commission file number 0-21376

                            Phoenix Media Group, Ltd.
        (Exact name of small business issuer as specified in its charter)

              Nevada                                      33-0714007
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

             290 East Verdugo, Suite 207, Burbank, California 91502
                    (Address of principal executive offices)

                            (818) 563-3900 (Issuer's
                                telephone number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: December 31, 2002 7,410,649

         Transitional Small Business Disclosure Format (check one). Yes ; No X

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS




                         INDEPENDENT ACCOUNTANT'S REPORT


Phoenix Media Group, Ltd.

         We have reviewed the accompanying balance sheets of Phoenix Media Group, Ltd. as of December 31, 2002 and June 30, 2002, and the related statements of operations for the three and six months ended December 31, 2002 and 2001, and cash flows for the six months ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                    Respectfully submitted



                                                    /S/ ROBISON, HILL & CO.
                                                    Certified Public Accountants

Salt Lake City, Utah
February 14, 2003

                            PHOENIX MEDIA GROUP, LTD.
                                 BALANCE SHEETS



                                                                                (Unaudited)
                                                                                December 31,          June 30,
                                                                             ------------------  ------------------
                                                                                    2002                2002
                                                                             ------------------  ------------------
ASSETS
Cash                                                                         $                -  $            1,232
Inventory                                                                                 5,008               5,008
                                                                             ------------------  ------------------

        Total Current Assets                                                              5,008               6,240
                                                                             ------------------  ------------------

Property and Equipment
Office Equipment                                                                         25,054              25,054
Radio Equipment                                                                          46,126              46,126
Office Condominium                                                                       75,000              75,000
Vehicles                                                                                 29,586              29,586
                                                                             ------------------  ------------------
                                                                                        175,766             175,766
Less Accumulated Depreciation                                                           (90,636)            (82,762)
                                                                             ------------------  ------------------

        Net Property and Equipment                                                       85,130              93,004
                                                                             ------------------  ------------------

Other Assets
Stockholder Loans                                                                             -                   -
                                                                             ------------------  ------------------

        Total Assets                                                         $           90,138  $           99,244
                                                                             ==================  ==================

                                             PHOENIX MEDIA GROUP, LTD.
                                                  BALANCE SHEETS
                                                    (Continued)


                                                                                (Unaudited)
                                                                                December 31,         June 30,
                                                                             ------------------  ------------------
                                                                                    2002                2002
                                                                             ------------------  ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                                             $           28,063  $           40,021
Accrued expenses                                                                          3,558               8,192
Overdrawn Cash                                                                            1,146
Stockholder loans                                                                       112,163              86,755
Current portion of long-term debt                                                         2,540               4,948
                                                                             ------------------  ------------------

        Total Current Liabilities                                                       147,470             139,916
                                                                             ------------------  ------------------

Long-term Debt                                                                           54,890              53,498
                                                                             ------------------  ------------------

Stockholders' equity
  Series A convertible preferred stock
     (par value $.01), 5,000,000 shares authorized,
      no shares issued or outstanding                                                         -                   -
     December 31, 2002, and June 30, 2002
  Common Stock (par value $.001),
     50,000,000 shares authorized,
     7,410,649 shares issued
     and outstanding December 31, 2002, and June 30, 2002                                 7,411               7,411
  Common Stock to be Issued 28,000 shares                                                    28                  28
Paid in capital in excess of par value                                                  563,266             563,266
Retained deficit                                                                       (682,927)           (664,875)
                                                                             ------------------  ------------------

        Total Stockholders' Equity                                                     (112,222)            (94,170)
                                                                             ------------------  ------------------

        Total Liabilities and Stockholders' Equity                           $           90,138  $           99,244
                                                                             ==================  ==================








                 See accompanying notes and accountants' report.

                                             PHOENIX MEDIA GROUP, LTD.
                                             STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)


                                                     For the three months                For the six months
                                                      ended December 31,                 ended December 31,
                                               ---------------------------------  ---------------------------------
                                                    2002              2001             2002              2001
                                               ---------------  ----------------  ---------------  ----------------
Revenue
Sales                                          $         3,950  $         34,000  $        18,200  $         63,000
Cost of sales                                                -             4,750              300            11,250
                                               ---------------  ----------------  ---------------  ----------------

        Gross Margin                                     3,950            29,250           17,900            51,750

Operating Expenses
General and Administrative                             (16,510)          (47,982)         (30,149)          (79,599)

Other Income (Expense)
Interest - net                                          (1,120)           (3,278)          (5,403)           (7,095)
                                               ---------------  ----------------  ---------------  ----------------

Income (loss) before income taxes                      (13,680)          (22,010)         (17,652)          (34,944)

Income taxes                                               200               200              400               400
                                               ---------------  ----------------  ---------------  ----------------

Net Income (Loss)                              $       (13,880) $        (22,210) $       (18,052) $        (35,344)
                                               ===============  ================  ===============  ================

Earnings (Loss) Per Share                      $             -  $              -  $             -  $              -
                                               ===============  ================  ===============  ================

Weighted Average Shares Outstanding                  7,410,649         7,410,649        7,410,649         7,410,649
                                               ===============  ================  ===============  ================














                 See accompanying notes and accountants' report.

                                             PHOENIX MEDIA GROUP, LTD.
                                              STATEMENTS OF CASH FLOW
                                                    (UNAUDITED)


                                                                                        For the six months
                                                                                        ended December 31,
                                                                               ------------------------------------
                                                                                     2002               2001
                                                                               -----------------  -----------------
Cash Flows From Operating Activities:
Net income (loss)                                                              $         (18,052) $         (35,344)
Adjustments to reconcile Net income (loss)
   to net cash provided by (used in)
   Operating activities:
      Amortization and depreciation                                                        7,875             10,964
   Change in operating assets and liabilities:
      Accounts payable                                                                   (11,959)            (2,176)
      Accrued expenses                                                                    (3,488)             1,193
                                                                               -----------------  -----------------
Net cash used by operating activities                                                    (25,624)           (25,363)
                                                                               -----------------  -----------------

Cash Flows From Investing Activities:
Purchase of property and equipment                                                             -                  -
                                                                               -----------------  -----------------
Net cash provided by (used in) investing activities                                            -                  -
                                                                               -----------------  -----------------

Cash Flows From Financing Activities:
Stockholders loans                                                                        25,408             27,770
Principle payments on debt                                                                (1,016)            (1,864)
Proceeds from capital stock issued                                                             -                  -
                                                                               -----------------  -----------------
Net cash provided by (used in) financing activities                                       24,392             25,906
                                                                               -----------------  -----------------

Net increase (decrease) in
  cash and cash equivalents                                                               (1,232)               543
Cash and cash equivalents at beginning of period                                           1,232              3,272
                                                                               -----------------  -----------------
Cash and cash equivalents at end of period                                     $               -  $           3,815
                                                                               =================  =================

Supplemental Disclosure of Cash Flow Information:
   Interest                                                                    $           5,404  $           7,095
   Income taxes                                                                $               -  $               -

Supplemental Schedule of Non-Cash Investing and Financing Activities: None




                 See accompanying notes and accountants' report.

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

         This summary of accounting policies of Phoenix Media Group, Ltd. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of December 31, 2002 and for the six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full year.

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

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (CONTINUED)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share

         The reconciliations of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations are as follows:

                                             For the Three Months Ended December 31, 2002
                                      -----------------------------------------------------------
                                                                                    Per Share
                                             Income              Shares              Amount
                                      --------------------  -----------------   -----------------
EPS                                             (Numerator)      (Denominator)
Net Loss to
common shareholders                   $           (13,880)          7,410,649   $               -
                                      ====================  =================   =================

                                             For the Three Months Ended December 31, 2001
                                      -----------------------------------------------------------
                                                                                    Per Share
                                             Income              Shares              Amount
                                      --------------------  -----------------   -----------------
EPS                                             (Numerator)      (Denominator)
Net Income to
common shareholders                   $           (22,210)          7,410,649   $               -
                                      ====================  =================   =================

                                              For the Six Months Ended December 31, 2002
                                      -----------------------------------------------------------
                                                                                    Per Share
                                             Income              Shares              Amount
                                      --------------------  -----------------   -----------------
EPS                                             (Numerator)      (Denominator)
Net Loss to
common shareholders                   $           (18,052)          7,410,649   $               -
                                      ====================  =================   =================

                                              For the Six Months Ended December 31, 2001
                                      -----------------------------------------------------------
                                                                                    Per Share
                                             Income              Shares              Amount
                                      --------------------  -----------------   -----------------
EPS                                             (Numerator)      (Denominator)
Net Loss to
common shareholders                   $           (35,344)          7,410,649   $               -
                                      ====================  =================   =================

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (CONTINUED)

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

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (CONTINUED)

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

NOTE 3 - INCOME TAXES

         Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. Deferred benefits of $232,000 and $226,000 for the six months ended December 31, 2002 and 2001 respectively, are the result of net operating losses.

         The Company has recorded net deferred income taxes in the accompanying balance sheets as follows:

                                                                                December 31,          June 30
                                                                             --------------------------------------
                                                                                    2002                2002
                                                                             ------------------  ------------------
Future deductible temporary differences related to
   Reserves, accruals, and net operating losses                              $          232,000  $          226,000
Valuation allowance                                                                    (232,000)           (226,000)
                                                                             ------------------  ------------------
Net Deferred Income Tax                                                      $                -  $                -
                                                                             ==================  ==================

         As of December 31, 2002, the Company had a net operating loss ("NOL") carry forward for income tax reporting purposes of approximately $683,000 available to offset future taxable income. This net operating loss carry forward expires at various dates between June 30, 2002 and 2022. A loss generated in a particular year will expire for federal tax purposes if not utilized within 20 years. Additionally, the Internal Revenue Code contains provisions which could reduce or limit the availability and utilization of these NOLs if certain ownership changes have taken place or will take place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company established a valuation allowance for the entire net deferred income tax asset of $232,000 as of December 31, 2002. Also consistent with SFAS No. 109, an allocation of the income (provision) benefit has been made to the loss from continuing operations.

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (CONTINUED)

NOTE 3 - INCOME TAXES (continued)

         The difference between the effective income tax rate and the federal statutory income tax rate on the loss from continuing operations are presented below:

                                                                                       As at December 31,
                                                                             --------------------------------------
                                                                                    2002                2001
                                                                             ------------------  ------------------

Expense (Benefit) at the federal statutory rate of 34%                       $           (6,000) $          (12,000)
Nondeductible expenses                                                                        -                   -
                                                                             ------------------  ------------------
Utilization of net operating loss carryforward                               $            6,000  $           12,000
                                                                             ------------------  ------------------
                                                                             $                -  $                -
                                                                             ==================  ==================

NOTE 4 - RELATED PARTY TRANSACTIONS

         The Company has loaned an officer/director $20,100, interest at 1%, repayable at $201 per month for ten months with a balloon payment due in 2007. In addition an officer/director advanced $8,000 at 0% interest, to the Company. During 2001, an officer/director advanced the Company $62,912 at 0% interest. During the six months ended December 31, 2002, an officer/director advanced the Company $25,408 at 0% interest, bringing the total amount advanced to $112,163.

NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                    December 31,          June 30,
                                                                                  -----------------  ------------------
                                                                                        2002                2002
                                                                                  -----------------  ------------------
Mortgage payable with interest at 8.75%,
  payable monthly $393.36, due March 22,
 2003, collateralized by deed of trust                                            $          46,991  $           47,141

Note Payable with interest at 4.90%,
  payable monthly $398.81, due July 15, 2004                                                 10,439              11,305
                                                                                  -----------------  ------------------

Less Current Maturities                                                                      (2,540)             (4,948)
                                                                                  -----------------  ------------------

Net Long-term Debt                                                                $          54,890  $           53,498
                                                                                  =================  ==================

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (CONTINUED)

NOTE 5 - LONG-TERM DEBT (continued)

Annual principal payments on long-term debt are as follows:


January 1, 2003 - June 30, 2003            $            2,540
Year Ended June 30, 2004                                5,281
Year Ended June 30, 2005                                1,925
Year Ended June 30, 2006                                  805
Year Ended June 30, 2007                                  879
thereafter                                             46,000
                                           ------------------

Total                                      $           57,430
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

RESULTS OF OPERATIONS - The following table set forth, for the three and six months ended December 31, 2002 and 2001, certain items from the Company's Condensed Statements of Operations expressed as a percentage of net sales.

                                                            3 months      3 months       6 months       6 months
                                                             ended          ended          ended          ended
                                                            12/31/02      12/31/01       12/31/02       12/31/01
                                                          ------------  -------------  -------------  -------------
Sales, Net                                                      100.0%         100.0%         100.0%         100.0%
Cost of Sales                                                     0.0%          14.0%           1.6%          17.9%
Gross Margin                                                    100.0%          86.0%          98.4%          82.1%
Operating Expenses                                              418.0%         141.1%         165.7%         126.3%
Operating Income (Loss)                                         318.0%          55.1%          67.3%          44.2%
Other Income (Expense), Net                                      28.4%           9.6%          29.7%          11.3%
Income (Loss) Before Income Taxes                               346.4%          64.7%          97.0%          55.5%
Income Taxes                                                      5.1%           0.6%           2.2%           0.6%
Net Income (Loss)                                               351.5%          65.3%          99.2%          56.1%

NET SALES

         Net sales for the three months ended December 31, 2002 compared to the three months ended December 31, 2001 decreased by approximately $30,050 or 88.4%. This decrease was due to a decrease in operations.

COST OF SALES

         Cost of sales for the three months ended December 31, 2002 decreased approximately $4,750 or 100.0% compared to the three months ended December 31, 2001. As a percentage of sales, cost of sales decreased 100.0% from 14.0% to 0%. This decrease was due to a decrease in operations.

         Also, as the Company completes development of the various Manfred Moose(TM) projects it is currently working on, its cost of sales will be affected, although the Company cannot predict with any degree of accuracy how much since, to a large extent, that depends on how successful this new line of business in for the Company.

OPERATING EXPENSES

         Operating expenses during the three months ended December 31, 2002 decreased approximately $31,000 or 65.6% compared to the three months ended December 31, 2001, from approximately $48,000 to $17,000. As a percentage of sales, operating expenses increased 276.9% from 141.1% to 418.0%. This was due to a decrease in operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires working capital to fund its current operations. The Company has budgeted its anticipated revenue and cash flows, after paying expenses, from its sale of radio air time to provide for its anticipated expenditures to fund development of the Manfred Moose(TM) project until such time as the Company begins to receive revenue from Manfred Moose(TM) projects. If the Company's revenues decline below present or projected levels, the Company may have to scale back its operations and its proposed development of Manfred Moose(TM) to accommodate the resulting shortfall in revenues to fund its projects. During the three months ended December 31, 2002, the Company's revenues decreased approximately $30,000 compared to revenues from the three months ended December 31, 2001. It is anticipated that the current operations will expand and the funds generated will exceed the Company's working capital requirements for the next year.

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

         The Company generates and uses cash flows through three activities: operating, investing, and financing. During the three months ended December 31, 2002, operating activities used cash of approximately $26,000 as compared to approximately $25,000 for the three months ended December 31, 2001. Much of this decrease is attributable to the Company's decrease in operations.

         During the three months ended December 31, 2002, investing activities used $0. During the three months ended December 31, 2001, investing activities used $0.

         Financing activities provided approximately $24,000 during the three months ended December 31, 2002, primarily from stockholder loans of approximately $25,000. During the three months ended December 31, 2001, financing activities provided approximately $26,000, primarily from stockholder loans of approximately $28,000.

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


                            Phoenix Media Group, Ltd.


DATE:   February 14, 2003

By:  /s/ Ronald R. Irwin
     Ronald R. Irwin, C.E.O. and Chairman
       (Principal Executive Officer

By:  /s/ Wayne Smith
     Wayne Smith, Secretary/Treasurer
       (Principal Financial and Accounting Officer)

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

Date: February 14, 2003

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

Date: February 14, 2003

/s/ Wayne Smith
Wayne Smith
Secretary/Treasurer
(Principal Financial Officer)