Form 10QSB
period 2003-03-31
PHOENIX MEDIA GROUP LTD
filed 2003-05-12
CIK 899049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2003 7,410,649

         Transitional Small Business Disclosure Format (check one). Yes ; No X

                                                      PART I


ITEM 1.  FINANCIAL STATEMENTS


                                          INDEPENDENT ACCOUNTANT'S REPORT


Phoenix Media Group, Ltd.

         We have reviewed the accompanying balance sheets of Phoenix Media Group, Ltd. as of March 31, 2003, and the related statements of operations for the three and nine months ended March 31, 2003 and 2002, and cash flows for the nine months ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

         Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Phoenix Media Group, Ltd. as of June 30, 2002, and the related statements of operations, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated October 7, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2002, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                                    Respectfully submitted



                                                    /s/ ROBISON, HILL & CO.
                                                    Certified Public Accountants

Salt Lake City, Utah
April 30, 2003

                            PHOENIX MEDIA GROUP, LTD.
                                 BALANCE SHEETS



                                                                               (Unaudited)
                                                                                  March 31,          June 30,
                                                                             ------------------  ------------------
                                                                                    2003                2002
                                                                             ------------------  ------------------
ASSETS
Cash                                                                         $                -  $            1,232
Inventory                                                                                 5,008               5,008
                                                                             ------------------  ------------------

        Total Current Assets                                                              5,008               6,240
                                                                             ------------------  ------------------

Property and Equipment
Office Equipment                                                                         25,054              25,054
Radio Equipment                                                                          46,126              46,126
Office Condominium                                                                       75,000              75,000
Vehicles                                                                                 29,586              29,586
                                                                             ------------------  ------------------
                                                                                        175,766             175,766
Less Accumulated Depreciation                                                           (94,031)            (82,762)
                                                                             ------------------  ------------------

        Net Property and Equipment                                                       81,735              93,004
                                                                             ------------------  ------------------

Other Assets
Stockholder Loans                                                                             -                   -
                                                                             ------------------  ------------------

        Total Assets                                                         $           86,743  $           99,244
                                                                             ==================  ==================

                            PHOENIX MEDIA GROUP, LTD.
                                 BALANCE SHEETS
                                   (Continued)

                                                                               (Unaudited)
                                                                                  March 31,          June 30,
                                                                             ------------------  ------------------
                                                                                    2003                2002
                                                                             ------------------  ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                                             $           28,208  $           40,021
Accrued expenses                                                                          4,410               8,192
Overdrawn Cash                                                                            1,403                   -
Stockholder loans                                                                       123,563              86,755
Current portion of long-term debt                                                         2,528               4,948
                                                                             ------------------  ------------------

        Total Current Liabilities                                                       160,112             139,916
                                                                             ------------------  ------------------

Long-term Debt                                                                           54,655              53,498
                                                                             ------------------  ------------------

        Total Liabilities                                                               214,767             193,414
                                                                             ------------------  ------------------

Stockholders' equity
  Series A convertible preferred stock
     (par value $.01), 5,000,000 shares authorized,
      no shares issued or outstanding                                                         -                   -
      March 31, 2003, and June 30, 2002
  Common Stock (par value $.001),
     50,000,000 shares authorized,
     7,410,649 shares issued
     and outstanding March 31, 2003, and June 30, 2002                                    7,411               7,411
  Common Stock to be Issued 28,000 shares                                                    28                  28
Paid in capital in excess of par value                                                  566,866             563,266
Retained deficit                                                                       (702,329)           (664,875)
                                                                             ------------------  ------------------

        Total Stockholders' Equity                                                     (128,024)            (94,170)
                                                                             ------------------  ------------------

        Total Liabilities and Stockholders' Equity                           $           86,743  $           99,244
                                                                             ==================  ==================



                 See accompanying notes and accountants' report.

                            PHOENIX MEDIA GROUP, LTD.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     For the three months                For the nine months
                                                        ended March 31,                    ended March 31,
                                               ---------------------------------  ---------------------------------
                                                    2003              2002             2003              2002
                                               ---------------  ----------------  ---------------  ----------------
Revenue
Sales                                          $           350  $         21,500  $        18,550  $         84,500
Cost of sales                                                -             4,540              300            15,790
                                               ---------------  ----------------  ---------------  ----------------

        Gross Margin                                       350            16,960           18,250            68,710

Operating Expenses
General and Administrative                             (16,450)          (26,707)         (46,599)         (106,306)

Other Income (Expense)
Interest - net                                          (3,102)           (2,777)          (8,505)           (9,872)
                                               ---------------  ----------------  ---------------  ----------------

Income (loss) before income taxes                      (19,202)          (12,524)         (36,854)          (47,468)

Income taxes                                               200               200              600               600
                                               ---------------  ----------------  ---------------  ----------------

Net Income (Loss)                              $       (19,402) $        (12,724) $       (37,454) $        (48,068)
                                               ===============  ================  ===============  ================

Earnings (Loss) Per Share                      $             -  $              -  $        (0.01)  $         (0.01)
                                               ===============  ================  ===============  ================

Weighted Average Shares Outstanding                  7,410,649         7,410,649        7,410,649         7,410,649
                                               ===============  ================  ===============  ================



                 See accompanying notes and accountants' report.

                            PHOENIX MEDIA GROUP, LTD.
                             STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                       For the nine months
                                                                                         ended March 31,
                                                                               ------------------------------------
                                                                                     2003               2002
                                                                               -----------------  -----------------
Cash Flows From Operating Activities:
Net income (loss)                                                              $         (37,454) $         (48,068)
Adjustments to reconcile Net income (loss)
   to net cash provided by (used in)
   Operating activities:
      Amortization and depreciation                                                       11,269             16,408
   Change in operating assets and liabilities:
      Accounts payable                                                                   (11,813)            (1,276)
      Accrued expenses                                                                    (2,379)             2,072
                                                                               -----------------  -----------------
Net cash used by operating activities                                                    (40,377)           (30,864)
                                                                               -----------------  -----------------

Cash Flows From Investing Activities:
Purchase of property and equipment                                                             -                  -
                                                                               -----------------  -----------------
Net cash provided by (used in) investing activities                                            -                  -
                                                                               -----------------  -----------------

Cash Flows From Financing Activities:
Stockholders loans                                                                        36,808             31,180
Principle payments on debt                                                                (1,263)            (2,600)
Capital contributed by shareholder                                                         3,600                  -
                                                                               -----------------  -----------------
Net cash provided by (used in) financing activities                                       39,145             28,580
                                                                               -----------------  -----------------

Net increase (decrease) in
  cash and cash equivalents                                                               (1,232)            (2,284)
Cash and cash equivalents at beginning of period                                           1,232              3,272
                                                                               -----------------  -----------------
Cash and cash equivalents at end of period                                     $               -  $             988
                                                                               =================  =================

Supplemental Disclosure of Cash Flow Information:
   Interest                                                                    $           6,754  $           9,872
   Income taxes                                                                $               -  $               -

Supplemental Schedule of Non-Cash Investing and Financing Activities: None


                 See accompanying notes and accountants' report.

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

         This summary of accounting policies of Phoenix Media Group, Ltd. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of March 31, 2003 and for the nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full year.

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

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (CONTINUED)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share

         The reconciliations of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations are as follows:

                                               For the Three Months Ended March 31, 2003
                                      -----------------------------------------------------------
                                                                                    Per Share
                                             Income              Shares              Amount
                                      --------------------  -----------------   -----------------
EPS                                             (Numerator)      (Denominator)
Net Loss to
common shareholders                   $           (19,402)          7,410,649   $               -
                                      ====================  =================   =================

                                               For the Three Months Ended March 31, 2002
                                      -----------------------------------------------------------
                                                                                    Per Share
                                             Income              Shares              Amount
                                      --------------------  -----------------   -----------------
EPS                                             (Numerator)      (Denominator)
Net Income to
common shareholders                   $           (12,724)          7,410,649   $               -
                                      ====================  =================   =================

                                               For the Nine Months Ended March 31, 2003
                                      -----------------------------------------------------------
                                                                                    Per Share
                                             Income              Shares              Amount
                                      --------------------  -----------------   -----------------
EPS                                             (Numerator)      (Denominator)
Net Loss to
common shareholders                   $           (37,454)          7,410,649   $          (0.01)
                                      ====================  =================   =================

                                               For the Nine Months Ended March 31, 2002
                                      -----------------------------------------------------------
                                                                                    Per Share
                                             Income              Shares              Amount
                                      --------------------  -----------------   -----------------
EPS                                             (Numerator)      (Denominator)
Net Loss to
common shareholders                   $           (48,068)          7,410,649   $          (0.01)
                                      ====================  =================   =================

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (CONTINUED)

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

Reclassifications

         Certain   reclassifications  have  been  made  in  the  2002  financial statements to conform with the 2003 presentation.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (CONTINUED)

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

NOTE 3 - INCOME TAXES

         Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. Deferred benefits of $239,000 for the nine months ended March 31, 2003, and $226,000 for the year ended June 30, 2002 respectively, are the result of net operating losses.

         The Company has recorded net deferred income taxes in the accompanying balance sheets as follows:

                                                                                 March 31,            June 30
                                                                             --------------------------------------
                                                                                    2003                2002
                                                                             ------------------  ------------------
Future deductible temporary differences related to
   Reserves, accruals, and net operating losses                              $          239,000  $          226,000
Valuation allowance                                                                    (239,000)           (226,000)
                                                                             ------------------  ------------------
Net Deferred Income Tax                                                      $                -  $                -
                                                                             ==================  ==================

         As of March 31, 2003, the Company had a net operating loss ("NOL") carry forward for income tax reporting purposes of approximately $702,000 available to offset future taxable income. This net operating loss carry forward expires at various dates between June 30, 2002 and 2022. A loss generated in a particular year will expire for federal tax purposes if not utilized within 20 years. Additionally, the Internal Revenue Code contains provisions which could reduce or limit the availability and utilization of these NOLs if certain ownership changes have taken place or will take place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company established a valuation allowance for the entire net deferred income tax asset of $239,000 as of March 31, 2003. Also consistent with SFAS No. 109, an allocation of the income (provision) benefit has been made to the loss from continuing operations.

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (CONTINUED)

NOTE 3 - INCOME TAXES (continued)

         The difference between the effective income tax rate and the federal statutory income tax rate on the loss from continuing operations are presented below:

                                                                                        As of March 31,
                                                                             --------------------------------------
                                                                                    2003                2002
                                                                             ------------------  ------------------

Expense (Benefit) at the federal statutory rate of 34%                       $          (13,000) $          (16,000)
Nondeductible expenses                                                                        -                   -
                                                                             ------------------  ------------------
Utilization of net operating loss carryforward                                           13,000              16,000
                                                                             ------------------  ------------------
                                                                             $                -  $                -
                                                                             ==================  ==================

NOTE 4 - RELATED PARTY TRANSACTIONS

         The Company has loaned an officer/director $20,100, interest at 1%, repayable at $201 per month for ten months with a balloon payment due in 2007. In addition an officer/director advanced $8,000 at 0% interest, to the Company. During 2001, an officer/director advanced the Company $62,912 at 0% interest. During the nine months ended March 31, 2003, an officer/director advanced the Company $36,808 at 0% interest, bringing the total amount advanced to $123,563.

NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                      March 31,           June 30,
                                                                                  -----------------  ------------------
                                                                                        2003                2002
                                                                                  -----------------  ------------------
Mortgage payable with interest at 8.75%,
  payable monthly $393.36, due March 22,
 2026, collateralized by deed of trust                                            $          46,889  $           47,141

Note Payable with interest at 4.90%,
  payable monthly $398.81, due July 15, 2004                                                 10,294              11,305
                                                                                  -----------------  ------------------

Less Current Maturities                                                                      (2,528)             (4,948)
                                                                                  -----------------  ------------------

Net Long-term Debt                                                                $          54,655  $           53,498
                                                                                  =================  ==================

                            PHOENIX MEDIA GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (CONTINUED)

NOTE 5 - LONG-TERM DEBT (continued)

Annual principal payments on long-term debt are as follows:


April 1, 2003 - June 30, 2003              $            2,528
Year Ended June 30, 2004                                5,281
Year Ended June 30, 2005                                1,925
Year Ended June 30, 2006                                  805
Year Ended June 30, 2007                                  879
thereafter                                             46,000
                                           ------------------

Total                                      $           57,418
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

         Significantly all of the Company's revenues came from its resale of air time to its customers. That was the Company's principle service provided during fiscal 2002 and 2003. Revenues from sales of items associated with Manfred Moose(TM) were negligible. At the present time, approximately twelve percent of customers with six month contracts renew their contracts while approximately twenty percent of customers with three month contracts renew their contracts. Although the Company provides service to its customers with repeat business, there is no assurance that such customers will maintain or increase the level of volume of business of the Company.

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

RESULTS OF OPERATIONS - The following table set forth, for the three and nine months ended March 31, 2003 and 2002, certain items from the Company's Condensed Statements of Operations expressed as a percentage of net sales.

                                                            3 months      3 months       9 months       9 months
                                                             ended          ended          ended          ended
                                                            03/31/03      03/31/02       03/31/03       03/31/02
                                                          ------------  -------------  -------------  -------------
Sales, Net                                                      100.0%         100.0%         100.0%         100.0%
Cost of Sales                                                     0.0%          21.1%           1.6%          18.7%
Gross Margin                                                    100.0%          78.9%          98.4%          81.3%
Operating Expenses                                             4700.0%         124.2%         251.2%         125.8%
Operating Income (Loss)                                        4600.0%          45.3%         152.8%          44.5%
Other Income (Expense), Net                                     886.3%          12.9%          45.8%          11.7%
Income (Loss) Before Income Taxes                              5486.3%          58.2%         198.6%          56.2%
Income Taxes                                                     57.1%           0.9%           3.2%           0.7%
Net Income (Loss)                                              5543.4%          59.1%         201.8%          56.9%

NET SALES

         Net sales for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 decreased by approximately $21,150 or 98.4%. This decrease was due to a decrease in operations.

COST OF SALES

         Cost of sales for the three months ended March 31, 2003 decreased approximately $4,540 or 100.0% compared to the three months ended March 31, 2002. As a percentage of sales, cost of sales decreased 100.0% from 14.0% to 0%. This decrease was due to a decrease in operations.

         Also, as the Company completes development of the various Manfred Moose(TM) projects it is currently working on, its cost of sales will be affected, although the Company cannot predict with any degree of accuracy how much since, to a large extent, that depends on how successful this new line of business in for the Company.

OPERATING EXPENSES

         Operating expenses during the three months ended March 31, 2003 decreased approximately $10,257 or 38.0% compared to the three months ended March 31, 2002, from approximately $26,707 to $16,450. As a percentage of sales, operating expenses increased 4575.8% from 124.2% to

4700.0%. This was due to a decrease in operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires working capital to fund its current operations. The Company has budgeted its anticipated revenue and cash flows, after paying expenses, from its sale of radio air time to provide for its anticipated expenditures to fund development of the Manfred Moose(TM) project until such time as the Company begins to receive revenue from Manfred Moose(TM) projects. If the Company's revenues decline below present or projected levels, the Company may have to scale back its operations and its proposed development of Manfred Moose(TM) to accommodate the resulting shortfall in revenues to fund its projects. During the three months ended March 31, 2003, the Company's revenues decreased approximately $21,000 compared to revenues from the three months ended March 31, 2002. It is anticipated that the current operations will expand and the funds generated will exceed the Company's working capital requirements for the next year.

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

         The Company generates and uses cash flows through three activities: operating, investing, and financing. During the three months ended March 31, 2003, operating activities used cash of approximately $40,000 as compared to approximately $31,000 for the three months ended March 31, 2002. Much of this decrease is attributable to the Company's decrease in operations.

         During the three months ended March 31, 2003, investing activities used $0. During the three months ended March 31, 2002, investing activities used $0.

         Financing activities provided approximately $39,000 during the three months ended March 31, 2003, primarily from stockholder loans of approximately $37,000. During the three months ended March 31, 2002, financing activities provided approximately $29,000, primarily from stockholder loans of approximately $31,000.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION

         In April of 2003, Ronald Irwin, C.E.O. and Chairman of the Company, entered into a Stock

Purchase Agreement with Jon Marple. Under the agreement, Mr. Irwin will sell over fifty percent of the outstanding shares of the Company to Mr. Marple in exchange for $100,000 cash and 350,000 shares of the restricted stock of F10 Oil & Gas Properties, Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Phoenix Media Group, Ltd.


DATE:   May 12, 2003

By:  /s/ Ronald R. Irwin
     Ronald R. Irwin, C.E.O. and Chairman
       (Principal Executive Officer)

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

Date: May 12, 2003

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

Date: May 12, 2003

/s/ Wayne Smith
Wayne Smith
Secretary/Treasurer
(Principal Financial Officer)