Form 10KSB
period 2003-06-30
TECSCAN INTERNATIONAL INC
filed 2003-10-14
CIK 899049

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended: June 30, 2003
                                       or
[  ]     Transition report pursuant to Section 13 or 15(d) of the Securities and
         Exchange Act of 1934

         For the transition period from:              to
                                          -----------    --------------

Commission file number: 0-21376

                           TECSCAN INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                           Nevada                              33-0714007
-------------------------------------------------------  -----------------------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer
                                                          Identification Number)

3419 Via Lido, Suite 619
Newport Beach, CA                                               92663
-----------------------------------------------------    -----------------------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code:  (949) 729-1557
                                                 ---------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class           Name of each exchange on which registered
------------------------------------   -----------------------------------------
                 None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, Par Value $0.001
                              (Title of Each Class)

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the year ended June 30, 2003, its most recent fiscal year, were $19,062.


         The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $293,615 based on a closing price of $1.20 on September 30, 2003. The number of shares of the registrant's common stock outstanding as of September 30, 2003 was 8,091,805.

         DOCUMENTS INCORPORATED BY REFERENCE

None.

         Transitional Small Business Disclosure Format (check one):

         Yes _____                          No XX
                                               --

                                      INDEX

                                                                         Page
                                                                         Number

                                     PART I.

Item 1.     Description of Business                                           3

Item 2.     Description of Property                                           6

Item 3.     Legal Proceedings                                                 6

Item 4.     Submission of Matters to a Vote of Security Holders               7

                                    PART II.

Item 5.     Market for the Registrant's Common Stock and Related
            Stockholder Matters                                               7

Item 6.     Management's Discussion and Analysis of Plan or Operation         8

Item 7.     Financial Statements                                             11

Item 8.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                              11

                                    PART III.

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act                11

Item 10.    Executive Compensation                                           13

Item 11.    Security Ownership of Certain Beneficial Owners and Management   13
            And Related Stockholder Matters

Item 12.    Certain Relationships and Related Transactions                   14

                                    PART IV.

Item 13.    Exhibits and Reports on Form 8-K                                 14

Item 14.    Controls and Procedures                                          14

                                     PART I.

Note Regarding Forward Looking Information

This Annual Report on Form 10-KSB ("10-KSB") contains forward-looking statements. Such statements are not based on historical facts and are based on current expectations, including, but not limited to, statements regarding the company's plans for future development and the operation of its business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Among the factors that could cause actual results to differ materially are the following: a lack of sufficient capital to finance the company's business plan on commercially acceptable terms; changes in labor, equipment and capital costs; its inability to attract strategic partners; general business and economic conditions; and the other risk factors described from time to time in the company's reports filed with the Securities and Exchange Commission ("SEC"). You should not rely on these forward-looking statements, which reflect only TecScan's opinion as of the date of this 10-KSB. The company does not assume any obligation to revise forward-looking statements. You should also carefully review the risk factors set forth in other reports or documents the company files from time to time with the Securities and Exchange Commission, particularly the quarterly reports on Form 10-QSB and any current reports on Form 8-K.

ITEM 1.  DESCRIPTION OF BUSINESS

The Company

TecScan International, Inc. (the "Company") is a development stage company pursuing investment, development and distribution opportunities in the field of biometrics. The Company has secured a Master Resellers Agreement with Biothentica Corporation, a distributor of biometric identification hardware and security solutions for home and business. Their products include a line of biometric door locks, computer access control devices, digital video surveillance and time & attendance devices. As of June 30, 2003, the Company has not commenced any sales efforts.

Until June 10, 2003, the Company, then known as Phoenix Media Group, Ltd., was pursuing opportunities in the communications industry. Its principal products and services were the development, publication, manufacturing, design and sale of books and toys in the image or otherwise relating to the trademarked character, Manfred Moose. This business line, along with other corporate assets, was distributed to the Company's former President, Ronald W. Irwin, in settlement of debts owed to him on June 10, 2003. On this date, TecScan reentered the development stage.

Background

The Company was organized under the laws of the State of Utah on December 5, 1985 as Bullseye Corporation. On June 22, 1992 the name of the Company was changed to Natural Solutions, Ltd. and the corporate domicile was changed to the State of Nevada. On March 25, 1994, the Company's name was changed to Phoenix Media Group, Ltd. Its authorized capital stock is 50,000,000 shares of common stock, par value $0.001 per share.

On June 23, 2003, TecScan effectuated a reverse one hundred-for-one stock split and changed its name to TecScan International, Inc.

BUSINESS STRATEGY

TecScan currently plans on raising capital to pursue investment, development and distribution opportunities in the field of biometrics. The Company has secured a Master Resellers Agreement ("Resellers Agreement") with Biothentica Corporation, a distributor of biometric identification hardware and security solutions for home and business. Their products include a line of biometric door locks, computer access control devices, digital video surveillance and time & attendance devices. TecScan will begin selling the products under the Resellers Agreement upon securing financing to hire a sales staff. TecScan will sell products through the hiring of qualified salespeople with extensive contacts in the industry.

TecScan also believes that there are opportunities for acquiring small biometrics companies. These companies may be resellers of others products, developers of their own products or manufacturers of biometrics solutions products. The Company is seeking out potential targets for acquisition and may require substantial financing in order to effectuate any acquisition.

TecScan believes that the field of biometrics will grow immensely over the next several years and is trying to position itself to take advantage of that growth.

INDUSTRY AND COMPETITION

Biometrics are automated methods of recognizing a person based on a physiological or behavioral characteristic. Among the features measured are; face, fingerprints, hand geometry, handwriting, iris, retinal, vein, and voice. Biometric technologies are becoming the foundation of an extensive array of highly secure identification and personal verification solutions. As the level of security breaches and transaction fraud increases, the need for highly secure identification and personal verification technologies is becoming apparent.

Biometric-based solutions are able to provide for confidential financial transactions and personal data privacy. The need for biometrics can be found in federal, state and local governments, in the military, and in commercial applications. Enterprise-wide network security infrastructures, government IDs, secure electronic banking, investing and other financial transactions, retail sales, law enforcement, and health and social services are already benefiting from these technologies.

Biometric-based authentication applications include workstation, network, and domain access, single sign-on, application logon, data protection, remote access to resources, transaction security and Web security. Trust in these electronic transactions is essential to the healthy growth of the global economy. Utilized alone or integrated with other technologies such as smart cards, encryption keys and digital signatures, biometrics are set to pervade nearly all aspects of the economy and our daily lives. Utilizing biometrics for personal authentication is becoming convenient and considerably more accurate than current methods (such as the utilization of passwords or PINs). This is because biometrics links the event to a particular individual (a password or token may be used by someone other than the authorized user), is convenient (nothing to carry or remember), accurate (it provides for positive authentication), can provide an audit trail and is becoming socially acceptable and inexpensive. The field of biometrics is a growing and dynamic industry with many developers or technology and distributors of devices. TecScan is still in a development stage and has yet to receive financing to enable it to move forward with its business plan. Many of the resellers of similar devices to be sold by TecScan will be better financed with more employees and salespeople than TecScan. These factors could potential leave TecScan with a competitive disadvantage.

EMPLOYEES

TecScan currently has one part-time employee. The Company's President is working on a part-time basis with a team of consultants to move forward with the Company's business plan.

RESEARCH AND DEVELOPMENT

TecScan has not expended any capital on research or development since its inception.

INTELLECTUAL PROPERTY

TecScan does not own the rights to any intellectual property, including patents or trademarks.

OPERATING LOSSES

The Company has incurred net losses of $427,765 for the fiscal year ended June 30, 2003. Such operating losses include the discontinued operations. The Company's operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING

TecScan has yet to generate revenues in its biometrics business. The Company expects that it will be required to seek additional financing in the future. There can be no assurance that such financing will be available at all or available on terms acceptable to the Company.

GOVERNMENT REGULATION

The Company is subject to all pertinent Federal, State and Local laws governing its business. The Company is subject to licensing and regulation by a number of authorities in its State or municipality.

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



ITEM 2.  DESCRIPTION OF PROPERTY

TecScan currently does not lease any office space. The Company uses the personal office space of the President that is provided to TecScan free of rent.


ITEM 3.  LEGAL PROCEEDINGS.

TecScan is a party to one legal proceeding.

TecScan was delinquent on approximately $1,700 in condominium association dues on a property previously owned by the Company. The property was distributed to the former President of the Company in June of 2003. The condominium association has filed a lawsuit to collect the past due fees. The Company has made reasonable settlement offers of up to $3,500 which have been refused by the association. The matter is scheduled to be litigated.

ITEM 4.           Submission of Matters to a Vote of Security Holders.

None.



                                    PART II.

ITEM 5.         Market for the Registrant's Common Stock and Related Stockholder
-------         Matters.

TecScan's common stock has been traded on the Over-the-Counter Bulletin Board under the ticker symbol "TSCN" since June 23, 2003. Prior to June 23, 2003, TecScan's common stock traded under the symbol "PXMG." The range of high and low bid information as set forth below for the shares of the company's stock for the last two complete fiscal years are approximations, as reported by Nasdaq.com. Such quotations represent prices between dealers, do not include retail markup, markdown or commission, and do not represent actual transactions. The information has been adjusted for the one hundred-for-one reverse stock split effectuated by the company on June 23, 2003.

Year Ended June 30, 2003                             High              Low

Fourth Quarter - April 1 to June 30, 2003             $8.00            $2.50
Third Quarter   - Jan. 1 to Mar. 31, 2003            $15.00            $3.00
Second Quarter - Oct. 1 to Dec. 31, 2002             $15.00            $3.00
First Quarter - July 1 to Sept. 30, 2002             $21.00            $2.00

Year Ended June 30, 2002                             High              Low

Fourth Quarter - April 1 to June 30, 2002             $8.00            $2.00
Third Quarter   - Jan. 1 to Mar. 31, 2002              8.00             4.00
Second Quarter - Oct. 1 to Dec. 31, 2001              11.00             4.00
First Quarter - July 1 to Sept. 30, 2001              24.00            10.00

As of October 8, 2003, TecScan had approximately 923 shareholders of record, including nominees and brokers holding street accounts. As of October 8, 2003, the last sale price for TecScan's common stock on the OTC Bulletin Board was $1.20 per share.

TecScan has never paid cash dividends on its common stock and does not anticipate that it will pay dividends in the foreseeable future. TecScan intends to continue to retain any earnings to expand and develop its business.

Registrar and Transfer Agent

The company's registrar and transfer agent is Interwest Transfer Company, located at 1981 East Murray Holladay Road, Salt Lake City, Utah 84117; where its telephone number is (801) 272-9294.

Recent Sales of Unregistered Securities

TecScan made the following sales of unregistered securities during the fiscal year ended June 30, 2003:

Common Stock

(a) In November 2002, TecScan issued 250 reverse split adjusted shares (25,000 shares of pre-reverse split shares) of restricted common stock to one individual for consulting services rendered to the Company. The total value of the services rendered was $12.00, or $0.12 per post-reverse split share. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.
(b) In May 2003, TecScan issued 6,000 reverse split adjusted shares (600,000 shares of pre-reverse split shares) of restricted common stock to Mary E. Blake for consulting services rendered to the Company. The total value of the services rendered was $1.00, or $0.01 per post-reverse split share. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.
(c) In May 2003, TecScan issued 5,600 reverse split adjusted shares (560,000 shares of pre-reverse split shares) of restricted common stock to one individual for consulting services rendered to the Company. The total value of the services rendered was $1.00, or $0.01 per post-reverse split share. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.
(d)           On  June  10,  2003,   TecScan  issued  8,000,000  shares  of  its
              restricted common stock for the acquisition of TecScan International, Inc. The Company expensed the value of these shares, which were valued at a price of $0.05 per share, or a total of $400,000. The Company relied on the exemption under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended.


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements and accompanying notes included elsewhere in this Form 10-KSB.

The following information is presented for TecScan's operations for the year ended June 30, 2003 and June 30, 2002. Where noted, the operations of TecScan in its prior line of business are noted as discontinued operations.

Results of Operations.

(a) Revenues.

For the year ended June 30, 2003, TecScan did not report any operating revenues. The Company reported revenues of its discontinued line of business equal to $19,062 during the current fiscal year compared with $107,385 in the prior year ended June 30, 2002.

(b) Selling, General and Administrative Expenses.

TecScan incurred total selling, general and administrative expenses ("SG&A") of $422,221 in the fiscal year ended June 30, 2003, compared with $16,325 in the year ended June 30, 2002. The dramatic increase (of approximately 2486%) in SG&A for the current year reflects the expensing of $400,000 associated with the acquisition of TecScan International, Inc. Without regard to this particular one-time expense item, the SG&A increased approximately 36% in the current year compared with the year ended June 30, 2002.

(c) Interest Expense.

TecScan incurred interest expense of $3,356 in the year ended June 30, 2003, an increase of 11% from the interest expense of $3,022 incurred in the fiscal year ended June 30, 2002.

(d) Net Loss.

TecScan recorded a net loss of $427,765 for the fiscal year ended June 30, 2003. This loss represents an increase of approximately 390% from the net loss of $87,342 from the fiscal year ended June 30, 2002.

(e)         Other Income

TecScan recorded income due to the disposition of its previous business in the amount of $112,374 in the year ended June 30, 2003. There was no other income reported in the year ended June 30, 2002.

Liquidity and Capital Resources.

TecScan had a working capital deficit of $44,014 as of June 30, 2003. The Company will require working capital to fund its operations.

The Company has long-term goals to sell biometrics products. Funding of a minimum of $100,000 will be required to pay off current debts and implement its business plan. If revenues are not sufficient to fund its operations, the Company will need to seek alternative sources of financing either through loans or through raising capital. There are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowing. There can be no assurances that the Company will be able to obtain alternative financing through loans or capital and the Company has no commitments for either type of financing. If alternative financing is not available, then the Company will be forced change or abandon its proposed operations or delay them significantly. The Company's lack of current assets would be a factor to be considered by potential lenders or investors in deciding whether or not to loan money to or invest in the Company.

The report of TecScan's independent certified public accountants notes that TecScan has cash flow constraints, an accumulated deficit and has suffered recurring losses from operations and these conditions raise substantial doubt about the company's ability to continue as a going concern. TecScan plans on attempting to raise capital through various private placement offerings of its common stock and through the offering of note agreements with prospective investors.

TecScan believes that future equity sales or other financings can be achieved to adequately finance its growth and retire its existing liabilities. Therefore, TecScan's continued operations, as well as the implementation of its business plan, will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. However, adequate funds may not be available when needed or may not be available on favorable terms to the Company. The ability of TecScan to continue as a going concern is dependent on additional sources of capital and the success of TecScan's business plan. Regardless of whether TecSca's cash assets prove to be inadequate to meet its operational needs, TecScan might seek to compensate providers of services by issuance of stock in lieu of cash.

If funding is insufficient at any time in the future, TecScan may not be able to take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on the business, operating results and financial condition. In addition, if additional shares were issued to obtain financing, or compensate service providers, existing shareholders may suffer a dilutive effect on their percentage of stock ownership in TecScan.

Inflation.

The Company's operations have not been, and in the near term are not expected to be, materially affected by inflation or changing prices. The Company encounters competition from a variety of Companies in its markets. Many of these companies have long-standing customer relationships and are well staffed and well financed. The Company believes that competition in its industry is based on customer satisfaction and production of quality products and services, although the ability, reputation and support of management are also significant. The Company does not believe that any recently enacted or presently pending proposed legislation will have a material adverse effect on its results of operations.

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

The markets for many of the Company's planned products will be characterized by rapidly changing technology, evolving industry standards, and frequent new product introductions. The Company's operating results will depend on a significant extent on its ability to design, develop, and/or sell new products, services, systems, and solutions and to reduce the costs of these offerings. The success of these and other new offerings is dependent on many factors, including proper identification of customer needs, cost, timely completion and introduction, differentiation from offerings of the Company's competitors, and market acceptance. The ability to successfully introduce new products and services could have an impact on future results of operations.


ITEM 7.  FINANCIAL STATEMENTS
------

The financial statements of the Company and supplementary data are included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.


ITEM 8.  CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON ACCOUNTING  AND
------   FINANCIAL DISCLOSURES


None.

                                    PART III.

Item 9.  Directors, Executive Officers, promoters and control persons;compliance
------   with section 16(a) of the exchange act.

Officers and Directors.

The names, ages, and respective positions of the directors, executive officers, and key employees of TecScan are set forth below; there are no other promoters or control persons of TecScan. The directors named below will serve until the next annual meeting of TecScan's stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of TecScan's affairs. The directors and executive officers of TecScan are not a party to any material pending legal proceedings and, to the best of their knowledge, no such action by or against them has been threatened.

                                       POSITION              DATES
NAME                       AGE         WITH COMPANY          OF SERVICE
----                       ---         ------------          ----------

Mary E. Blake              50          Secretary,            6/03 to present
                                       Treasurer & Director

Jon H. Marple              63          Director              6/03 to present

Michael Meservy            57          President             6/03 to present


Jon H. Marple, Director

Mr. Marple, age 63, has professional experience that includes being a successful lawyer and entrepreneur for 35 years. Mr. Marple has been a director since the acquisition of TecScan International, Inc. in June of 2003. Mr. Marple served as CEO and Chairman of F10 Oil & Gas Properties, Inc. from January 2001 through June 2003. Prior to founding F10 in 2001, Mr. Marple was the founder and Chairman of the Board of IJNT.net, Inc., later known as Universal Broadband Networks, Inc. Mr. Marple served as Chief Executive Officer of IJNT from January 1997 through May 2000 and also served as its President from January 1999 through October 1999. With IJNT, Mr. Marple built the company from a concept to a NASDAQ company with a $500 million market capitalization. Mr. Marple has started a number of other successful businesses, both private and public and is a graduate of Brigham Young University and the University of Washington School of Law.

Mary E. Blake, Treasurer/Secretary/Director

Ms. Blake, age 50, has served on the Board of the Company since June 2003. She co-founded F10 with Mr. Marple, her husband. She was co-founder along with Jon Marple of IJNT.net, a company that went from concept to NASDAQ in a little more than 2 years. Ms. Blake served as the Vice President of IJNT from January 1997 through October 1999 and served as the President from October 1999 through May 2000. Ms Blake attended Sam Houston State University for two years and then Texas A & M University for two years in the Business College. On June 4, 2001, Ms. Blake, without admitting or denying the matters, consented to an Order by the Securities and Exchange Commission that Ms. Blake cease and desist from committing or causing any violations of, and committing or causing any future violations of, Sections 13(d) and 16(a) of the Exchange Act and Rules 13d-1, 13d-2, 16a-2 and 16a-3 promulgated thereunder. Ms. Blake made late filings concerning her beneficial ownership interest in another public company.

Ms. Blake and Mr. Marple are married.

Michael Meservy, President
Mr. Meservy, age 57, has served as President of the Company since June of 2003. In the past five years, he has primarily been involved in assisting start-up companies with financing efforts. He has successfully raised millions of dollars for small companies. Since resigning his commission with the United States Army, Mr. Meservy launched a very successful career as a stockbroker and investment banker.

SECTION 16(a) - Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires TecScan's executive officers and directors, and persons who beneficially own more than 10% of TecScan's stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% beneficial owners are required by applicable regulations to furnish TecScan with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of the forms furnished to TecScan and information involving securities transactions of which TecScan is aware, TecScan believes that during the fiscal year ending June 30, 2003, that it has advised the appropriate parties and entities of the compliance with all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial stockholders. For the year ended June 30, 2003, TecScan is not aware of any individuals who failed to timely file reports under Section 16(a).


ITEM 10.          EXECUTIVE COMPENSATION.

The table below shows the compensation paid to TecScan's President and Chief Executive Officer since the closing of the acquisition of Force 10 Trading, Inc. and the compensation of the President prior to the acquisition. No other officers or employees received total compensation that exceeded $100,000.

Ronald R. Irwin, former CEO and Chairman of the Company, received compensation of approximately $60,000 per year during the year ended June 30, 2002. His compensation for the year ended June 30, 2003 was approximately $30,000. No other officer received compensation during these fiscal years.

The Directors of TecScan who are also employees do not receive cash compensation for their services as directors or members of the committees of the Board of Directors. All directors may be reimbursed for their reasonable expenses incurred in connection with attending meetings of the Board of Directors or management committees.



ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of TecScan's common stock by each person or group that is known by TecScan to be the beneficial owner of more than five percent of its outstanding common stock, each director and officer of TecScan and all directors and executive officers of TecScan as a group as of June 30, 2003. Unless otherwise indicated, TecScan believes that the persons named in the table below, based on information furnished by such owners, have sole voting and investment power with respect to the common stock beneficially owned by them, where applicable.

Title of    Name and Address of           Amount and Nature            Percent
Class       Beneficial Owner              of Beneficial Owner          of Class

Common      Mary E. Blake (1)                  7,092,626                 87.65%
            904 West Montgomery, Suite 9311
            Willis, TX  77378

Common      Jon H. Marple     (1)                      0                  0.00%
            904 West Montgomery, Suite 9311
            Willis, TX  77378

Common      Michael Meservy                      350,000                  1.00%

All Directors and Officers as a Group
(4 Persons)                                    7,442,626                 91.98%

(1) Marple and Blake are husband and wife. Mr. Marple disclaims any beneficial ownership in the stock held by Ms. Blake.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TecScan's directors, Mary E. Blake and Jon H. Marple are married.

                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

31.1     Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2     Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1     Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2     Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

 (b) Reports on Form 8-K

(i) On June 20, 2003, TecScan filed an 8-K announcing the acquisition of TecScan International, Inc.

ITEM 14. CONTROLS AND PROCEDURES

(a) The Chief Executive Officer and the Chief Financial Officer have within 90 days of the filing date of this annual report made an evaluation of the company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Act of 1934, as amended). In their opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses inTecScan's disclosure controls and procedures.

(b) There have been no significant changes in TecScan's internal controls or in other factors that could significantly affect these controls since the last evaluation.

                                   SIGNATURES

            In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     TECSCAN INTERNATIONAL, INC.


                                                     By: /s/Michael Meservy
                                                     Name: Michael Meservy
                                                     Title: President

                                                     Date: October 14, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

-------------------------- -------------------------- --------------------------
Name                       Title                      Date
-------------------------- -------------------------- --------------------------
/s/Jon H. Marple           Director                   October 14, 2003
  --------------
Jon H. Marple
-------------------------- -------------------------- --------------------------
/s/Mary E. Blake           Director                   October 14, 2003
   -------------
Mary E. Blake
-------------------------- -------------------------- --------------------------

                           TECSCAN INTERNATIONAL, INC.
                      (Formerly Phoenix Media Group, Ltd.)
                          (A Development Stage Company)

                                      - : -

                              FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002

               Report of Independent Certified Public Accountants

Board of Directors
Tecscan International, Inc.
(Formerly Phoenix Media Group, Ltd.)
(A Development Stage Company)
Burbank, California


         We have audited the accompanying balance sheets of TecScan International, Inc. (formerly Phoenix Media Group, Ltd.) (a development stage company) as of June 30, 2003 and 2002, and the related statements of operations and cash flows for the two years then ended, and the statement of changes in stockholders' equity for the period from December 5, 1985 (inception) to June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion,  the  financial  statements  referred to above  present fairly, in all material respects, the financial position of TecScan International, Inc. (formerly Phoenix Media Group, Ltd.) (a development stage company) as of June 30, 2003 and 2002, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

                                                    Respectfully submitted,



                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants



Salt Lake City, Utah
September 30, 2003

                           TECSCAN INTERNATIONAL, INC.
                      (Formerly Phoenix Media Group, Ltd.)
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                              June 30,
                                                                                -----------------------------------
                                                                                      2003              2002
                                                                                ----------------  -----------------

ASSETS:                                                                         $              -  $               -
------
                                                                                ================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                                                $         34,559  $          40,020
Accrued expenses                                                                           3,356              8,192
Stockholder loans                                                                          6,099                  -
Net Liabilities of Discontinued Operations                                                     -             45,957
                                                                                ----------------  -----------------

        Total Current Liabilities                                                         44,014             94,169
                                                                                ----------------  -----------------

Stockholders' equity
   Series A  convertible  preferred  stock (par value  $.01),
      5,000,000 shares authorized, no shares issued or
      Outstanding June 30, 2003 and 2002                                                       -                  -
   Common Stock (par value $.001), 50,000,000 shares
      Authorized, 8,091,786 shares issued and outstanding
      June 30, 2003, and 74,936 shares issued and outstanding                              8,092                 75
      June 30, 2002
Paid in capital in excess of par value                                                 1,040,534            570,631
Retained deficit                                                                        (686,541)          (664,875)
Accumulated Deficit                                                                     (406,099)                 -
                                                                                ----------------  -----------------

        Total Stockholders' Equity (Deficit)                                             (44,014)           (94,169)
                                                                                ----------------  -----------------

        Total Liabilities and Stockholders' Equity                              $              -  $               -
                                                                                ================  =================







   The accompanying notes are an integral part of these financial statements.

                           TECSCAN INTERNATIONAL, INC.
                      (Formerly Phoenix Media Group, Ltd.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                                       Since
                                                                                                    June 10, 2003
                                                                     For the year ended             Inception of
                                                                          June 30,                  Development
                                                                  2003                2002             Stage
                                                            -----------------   ---------------- ------------------
Revenue:                                                    $               -   $              - $                -
-------
                                                            -----------------   ---------------- ------------------

Operating Expenses
General and Administrative                                           (422,221)           (16,325)          (406,099)

Other Income (Expense)
Interest expense                                                       (3,356)            (3,022)                 -
                                                            -----------------   ---------------- ------------------

Income (loss) from continuing operations                             (425,577)           (19,347)          (406,099)
    Before income taxes
Income Taxes                                                              800                800                  -
                                                            -----------------   ---------------- ------------------

Income (loss) from continuing operations                             (426,377)           (20,147)          (406,099)

Discontinued Operations:
Income (Loss) from Operations of                                     (113,762)           (67,195)                 -
    Discontinued operations
Income (Loss) from Disposal of                                        112,374                  -                  -
                                                            -----------------   ---------------- ------------------
    Discontinued operations
Net Income (Loss) from                                                 (1,388)           (67,195)                 -
                                                            -----------------   ---------------- ------------------
    Discontinued operations

Net Income (Loss)                                           $        (427,765)  $        (87,342)$         (406,099)
                                                            =================   ================ ==================

Income (Loss) Per Common Share
     Continuing Operations                                  $          (0.81)   $         (0.27)
     Discontinued Operations                                $          (0.01)   $         (0.90)
                                                            -----------------   ----------------

     Net Income (Loss)                                      $          (0.82)   $         (1.17)
                                                            =================   ================

Weighted Average Shares Outstanding                                   523,277             74,936
                                                            =================   ================

   The accompanying notes are an integral part of these financial statements.

                           TECSCAN INTERNATIONAL, INC.
                      (Formerly Phoenix Media Group, Ltd.)
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                         Deficit
                                                                                                                       Accumulated
                                                                                                                          Since
                                                       Common                                                            June 10,
                                                       Shares                                                              2003
                                                        to be                             Capital in                   Inception of
                                      Preferred Stock  Issued        Common Stock          Excess of      Retained      Development
                                        -------------   -----   -----------------------
                                       Shares  Amount  Amount     Shares        Amount     Par Value       Deficit         Stage
                                        -----   -----   -----   -----------    --------    -----------   -----------    -----------
Balance December 5, 1985                 --     $--     $--            --      $   --      $      --     $      --      $      --
     (Inception)

December 6, 1985 - Shares issued
     To incorporate for cash -
     $.0026 per share                    --      --      --       3,400,000       3,400          5,600          --             --

May 6, 1986 - Shares issued from
     Public offering - $.01 per share
     (Net of costs of public offering
     of $15,357)                         --      --      --       9,000,000       9,000         65,643          --             --

Net Loss                                 --      --      --            --          --             --            (226)          --
                                        -----   -----   -----   -----------    --------    -----------   -----------    -----------
Balance June 30, 1986                    --      --      --      12,400,000      12,400         71,243          (226)          --

Net Loss                                 --      --      --            --          --             --         (83,417)          --
                                        -----   -----   -----   -----------    --------    -----------   -----------    -----------
Balance June 30, 1987, 1988,
     1989 and 1990                       --      --      --      12,400,000      12,400         71,243       (83,643)          --

April 26, 1991 - 1 for 200 Reverse
     stock split                         --      --      --     (12,338,000)    (12,338)        12,338          --             --

                           TECSCAN INTERNATIONAL, INC.
                      (Formerly Phoenix Media Group, Ltd.)
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Continued)

                                                                                                                         Deficit
                                                                                                                       Accumulated
                                                                                                                          Since
                                                       Common                                                            June 10,
                                                       Shares                                                              2003
                                                        to be                             Capital in                   Inception of
                                      Preferred Stock  Issued        Common Stock          Excess of      Retained      Development
                                        -------------   -----   -----------------------
                                       Shares  Amount  Amount     Shares        Amount     Par Value       Deficit         Stage
                                        -----   -----   -----   -----------    --------    -----------   -----------    -----------
April 29, 1991 - Shares issued in
     Private Placement Distribution
     10,000,000 shares of $.007 and
     2,000,000 shares at $.005 (net
     of costs of distribution of
     $11,200)                            --     $--     $--      12,000,000    $ 12,000    $    56,800   $      --      $      --

Net Loss                                 --      --      --            --          --             --         (68,800)          --
                                        -----   -----   -----   -----------    --------    -----------   -----------    -----------
Balance June 30, 1991 and 1992           --      --      --      12,062,000      12,062        140,381      (152,443)          --

October 19, 1992 - Shares issued in
     exchange for the acquisition of
     100% of outstanding shares of
     Nature's Solution Ltd. - $.04
     per share                           --      --      --       1,000,000       1,000         17,309          --             --

March 18, 1993 - Shares returned
     to treasury and canceled            --      --      --      (1,935,000)     (1,935)         1,935          --             --

                           TECSCAN INTERNATIONAL, INC.
                      (Formerly Phoenix Media Group, Ltd.)
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Continued)

                                                                                                                         Deficit
                                                                                                                       Accumulated
                                                                                                                          Since
                                                       Common                                                            June 10,
                                                       Shares                                                              2003
                                                        to be                             Capital in                   Inception of
                                      Preferred Stock  Issued        Common Stock          Excess of      Retained      Development
                                        -------------   -----   -----------------------
                                       Shares  Amount  Amount     Shares        Amount     Par Value       Deficit         Stage
                                        -----   -----   -----   -----------    --------    -----------   -----------    -----------
June 30, 1993 - Retroactive
     adjustment for 1 for 5 reverse
     stock split, approved 3/18/94       --     $--     $--     (8,901,351) $  (8,901)$        8,901 $          --      $      --

Net Loss                                 --      --      --            --          --             --         (18,309)          --
                                        -----   -----   -----   -----------    --------    -----------   -----------    -----------
Balance June 30, 1993                    --      --      --       2,225,649       2,226        168,526      (170,752)          --

March 25, 1994 - Shares issued in
     exchange for the payment of
     operating expenses                  --      --      --       8,575,136       8,575           --            --             --

Net Loss                                 --      --      --            --          --             --          (8,575)          --
                                        -----   -----   -----   -----------    --------    -----------   -----------    -----------
Balance June 30, 1994                    --      --      --      10,800,785      10,801        168,526      (179,327)          --

June 14, 1995 - Shares returned to
     Treasury and canceled               --      --      --        (320,000)       (320)          --            --             --

June 14, 1995 - Shares issued to a
     Director in exchange for
     Payment of operating expenses       --      --      --          50,000          50           --            --             --

                           TECSCAN INTERNATIONAL, INC.
                      (Formerly Phoenix Media Group, Ltd.)
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Continued)

                                                                                                                         Deficit
                                                                                                                       Accumulated
                                                                                                                          Since
                                                       Common                                                            June 10,
                                                       Shares                                                              2003
                                                        to be                             Capital in                   Inception of
                                      Preferred Stock  Issued        Common Stock          Excess of      Retained      Development
                                        -------------   -----   -----------------------
                                       Shares  Amount  Amount     Shares        Amount     Par Value       Deficit         Stage
                                        -----   -----   -----   -----------    --------    -----------   -----------    -----------
June 14, 1995 - Shares issued in
   Exchange for assets and services      --     $--     $--         100,000    $    100    $    96,900    $     --      $      --

Net Income                               --      --      --            --          --             --              76           --
                                        -----   -----   -----   -----------    --------    -----------   -----------    -----------
Balance June 30, 1995                    --      --      --      10,630,785      10,631        265,426      (179,251)          --

August 9, 1995 - Shares issued
   For cash                              --      --      --         100,000         100         11,413          --             --

December 5, 1995-Shares returned
   to treasury and canceled              --      --      --        (175,000)       (175)           175          --             --

Net Income                               --      --      --            --          --             --          17,489           --
                                        -----   -----   -----   -----------    --------    -----------   -----------    -----------
Balance June 30, 1996                    --      --      --      10,555,785      10,556        277,014      (161,762)          --

October 21, 1996 - Shares returned
   To treasury and canceled                      --      --            --      (3,845,136)      (3,845)        3,845           --

Net Loss                                 --      --      --            --          --             --            (829)          --
                                        -----   -----   -----   -----------    --------    -----------   -----------    -----------
Balance June 30, 1997                    --      --      --       6,710,649       6,711        280,859      (162,591)          --

                           TECSCAN INTERNATIONAL, INC.
                      (Formerly Phoenix Media Group, Ltd.)
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Continued)

                                                                                                                         Deficit
                                                                                                                       Accumulated
                                                                                                                          Since
                                                       Common                                                            June 10,
                                                       Shares                                                              2003
                                                        to be                             Capital in                   Inception of
                                      Preferred Stock  Issued        Common Stock          Excess of      Retained      Development
                                        -------------   -----   -----------------------
                                       Shares  Amount  Amount     Shares        Amount     Par Value       Deficit         Stage
                                        -----   -----   -----   -----------    --------    -----------   -----------    -----------
Issuance of shares for services          --     $--     $--          10,000     $    10    $     4,990   $      --      $      --

Net Loss                                 --      --      --            --          --             --         (55,985)          --
                                        -----   -----   -----   -----------    --------    -----------   -----------    -----------
Balance June 30, 1998                    --      --      --       6,720,649       6,721        285,849      (218,576)          --



Net Income                               --      --      --            --          --             --          28,833           --
                                        -----   -----   -----   -----------    --------    -----------   -----------    -----------
Balance June 30, 1999                            --      --            --      6,720,649         6,721       285,849       (189,743)

Issuance of shares for services          --      --      --         205,000         205         88,055          --             --
Stock sold for cash                      --      --       128          --          --          127,872          --             --

Net Loss                                 --      --      --            --          --             --        (226,769)          --
                                        -----   -----   -----   -----------    --------    -----------   -----------    -----------
Balance June 30, 2000                    --      --       128     6,925,649       6,926        501,776      (416,512)          --

Issuance of shares for services          --      --      --         140,000         140         35,485          --             --
Stocks sold for cash                     --      --      (100)      345,000         345         26,005          --             --

Net Loss                                 --      --      --            --          --             --        (161,021)          --
                                        -----   -----   -----   -----------    --------    -----------   -----------    -----------
Balance June 30, 2001                    --      --        28     7,410,649       7,411        563,266      (577,533)          --

                           TECSCAN INTERNATIONAL, INC.
                      (Formerly Phoenix Media Group, Ltd.)
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Continued)

                                                                                                                         Deficit
                                                                                                                       Accumulated
                                                                                                                          Since
                                                       Common                                                            June 10,
                                                       Shares                                                              2003
                                                        to be                             Capital in                   Inception of
                                      Preferred Stock  Issued        Common Stock          Excess of      Retained      Development
                                        -------------   -----   -----------------------
                                       Shares  Amount  Amount     Shares        Amount     Par Value       Deficit         Stage
                                        -----   -----   -----   -----------    --------    -----------   -----------    -----------
Retroactive adjustment for
   1:100 reverse stock split on
   June 23, 2003                         --     $--     $ (28)   (7,336,542)   $ (7,337)   $     7,365   $      --      $      --
Fractional shares issued due to
   Rounding from stock split             --      --      --             829           1           --            --             --
                                        -----   -----   -----   -----------    --------    -----------   -----------    -----------
Restated balance June 30, 2001           --      --      --          74,936          75        570,631      (577,533)          --

Net Loss                                 --      --      --            --          --             --         (87,342)          --
                                        -----   -----   -----   -----------    --------    -----------   -----------    -----------
Balance June 30, 2002                    --      --      --          74,936          75        570,631      (664,875)          --

Shares issued for services               --      --      --          16,850          17         74,303          --             --
Shares issued for services               --      --      --       8,000,000       8,000        392,000          --             --
Capital contributed from
   Shareholder                           --      --      --            --          --            3,600          --             --

Net Loss                                 --      --      --            --          --             --         (21,666)          --
Deficit during development stage         --      --      --            --          --             --            --         (406,099)
                                        -----   -----   -----   -----------    --------    -----------   -----------    -----------
Balance June 30, 2003                    --     $--     $--       8,091,786    $  8,092    $ 1,040,534   $  (686,541)   $  (406,099)
                                        =====   =====   =====   ===========    ========    ===========   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                           TECSCAN INTERNATIONAL, INC.
                      (Formerly Phoenix Media Group, Ltd.)
                             STATEMENTS OF CASH FLOW

                                                                                                                   Deficit
                                                                                                                 Accumulated
                                                                                                                    Since
                                                                                                                June 10, 2003
                                                                                For the years ended              Inception of
                                                                                     June 30,                    Development
Cash Flows From Operating Activities:                                        2003                2002               Stage
-------------------------------------
                                                                       -----------------  ------------------  ------------------
Net income (loss)                                                      $        (427,765) $          (87,342) $         (406,099)
Adjustments to reconcile net income (loss) to net cash
   Provided by (Used in) operating activities:
      Stock issued for services                                                  400,000                   -             400,000
      Net (Income) Loss from Discontinued Operations                               1,388              67,195                   -
   Change in operating assets and liabilities:
      Increase (Decrease) in Accounts payable                                     (5,463)             11,837                   -
      Increase (Decrease) in Accrued expenses                                     (1,536)             (3,283)                  -
                                                                       -----------------  ------------------  ------------------
   Net cash used by continuing activities                                        (33,376)            (11,593)             (6,099)
   Net cash used by discontinued activities                                      (19,771)            (22,866)                  -
                                                                       -----------------  ------------------  ------------------
Net cash used in operating activities                                            (53,147)            (34,459)             (6,099)
                                                                       -----------------  ------------------  ------------------

Cash Flows From Investing Activities:
Purchase of property and equipment                                                     -                   -                   -
                                                                       -----------------  ------------------  ------------------
Net cash used in investing activities                                                  -                   -                   -
                                                                       -----------------  ------------------  ------------------

Cash Flows From Financing Activities:
Advances from shareholders and directors                                           6,099                   -               6,099
Net cash from discontinued activities                                             45,816              32,419                   -
                                                                       -----------------  ------------------  ------------------
Net cash provided by (used in) financing activities                               51,915              32,419               6,099
                                                                       -----------------  ------------------  ------------------

Net increase (decrease) in cash and cash equivalents                              (1,232)             (2,040)                  -
Cash and cash equivalents at beginning of period                                   1,232               3,272                   -
                                                                       -----------------  ------------------  ------------------

Cash and cash equivalents at end of period                             $               -  $            1,232  $                -
                                                                       =================  ==================  ==================

Supplemental Disclosure of Cash Flow Information:
   Interest                                                            $           3,356  $            3,022  $                -
   Income taxes                                                        $             800  $              800  $                -

Supplemental Schedule of Non-Cash Investing and Financing Activities: None


   The accompanying notes are an integral part of these financial statements.

                           TECSCAN INTERNATIONAL, INC.
                      (Formerly Phoenix Media Group, Ltd.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

         This summary of accounting policies of TecScan International, Inc. (formerly Phoenix Media Group, Ltd.) (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

         The Company was organized under the laws of the State of Utah on December 5, 1985 as Bullseye Corp. On June 22, 1992 the name of the Company was changed to Natural Solutions, Ltd. and the corporate domicile was changed to the State of Nevada. On March 25, 1994, the Company name was changed to Phoenix Media Group, Ltd. On June 10, 2003, the Company discontinued its current operations. Since June 10, 2003, the Company is in the development stage, and has not commenced planned principle operations. On June 10, 2003, the Company name was changed to TecScan International, Inc.

Nature of Business

         The Company was formed for the purpose of creating a vehicle to obtain capital to seek out, investigate and acquire interests in products and businesses which may have potential for profit. The Company's plans are to market and sell biometric physical and logical access control solutions to a customer base that may include government, healthcare, law enforcement, banking and residential and commercial security. The Company is also seeking to partner with and invest in original equipment manufacturers with top-line biometrics products.

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

                           TECSCAN INTERNATIONAL, INC.
                      (Formerly Phoenix Media Group, Ltd.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share

         The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:

                                                               Income              Shares             Per-Share
                                                             (Numerator)         (Denominator)         Amount
                                                          -----------------  -------------------  ------------------

                                                                       For the Year Ended June 30, 2003
                                                          ----------------------------------------------------------

Basic Income (Loss) per Share
   Continuing operations                                  $        (426,377)             523,277  $           (0.81)
   Discontinued operations                                $          (1,388)             523,277  $           (0.01)
                                                          -----------------  -------------------  ------------------
Income (Loss) to common shareholders                      $        (427,765)             523,277  $           (0.82)
                                                          =================  ===================  ==================

                                                                        For the Year Ended June 30, 2002
                                                          ----------------------------------------------------------

Basic Income (Loss) per Share
   Continuing operations                                  $         (20,147)              74,936  $           (0.27)
   Discontinued operations                                $         (67,195)              74,936  $           (0.90)
                                                          -----------------  -------------------  ------------------
Income (Loss) to common shareholders                      $         (87,342)              74,936  $           (1.17)
                                                          =================  ===================  ==================

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for June 30, 2003 and 2002 and are thus not considered.

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

                           TECSCAN INTERNATIONAL, INC.
                      (Formerly Phoenix Media Group, Ltd.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                   (Continued)

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

Common Stock

         In November 2002, the Company issued 250 reverse split adjusted shares (25,000 shares of pre-reverse split shares) of restricted common stock to an individual for consulting services rendered to the Company. The total value of services rendered was $12 per share ($0.12 per pre-reverse split shares).

         In January 2003, the Company issued 5,000 reverse split adjusted shares (500,000 shares of pre-reverse split shares) of restricted common stock to an individual for consulting services rendered to the Company. The total value of services rendered was $12 per share ($0.12 per pre-reverse split shares).

         In May 2003, the Company issued 11,600 reverse split adjusted shares (1,160,000 shares of pre-reverse split shares) of restricted common stock to individuals for services rendered to the Company. The total value of services rendered was $1 per share ($0.01 per pre-reverse split shares).

         In June 2003, the Company issued 8,000,000 post reverse split shares of restricted common stock to individuals for services rendered to the Company. The total value of services rendered was $.05 per share.

         On June 23, 2003, the Company the Board approved a 100:1 reverse stock split. All references in the accompanying financial statements to the number of common shares and per-share amounts for 2002 and 2003 have been restated to reflect the stock split.

                           TECSCAN INTERNATIONAL, INC.
                      (Formerly Phoenix Media Group, Ltd.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                   (Continued)

NOTE 3 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - INCOME TAXES

         Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. Deferred benefits of $236,000 and $226,000 for the years ended June 30, 2003 and 2002 respectively, are the result of net operating losses.

         The Company has recorded net deferred income taxes in the accompanying balance sheets as follows:

                                                                                         As at June 30,
                                                                             --------------------------------------
                                                                                    2003                2002
                                                                             ------------------  ------------------
Future deductible temporary differences related to
   Reserves, accruals, and net operating losses                              $          372,000  $          226,000
Valuation allowance                                                                    (372,000)           (226,000)
                                                                             ------------------  ------------------
Net Deferred Income Tax                                                      $                -  $                -
                                                                             ==================  ==================

         As of June 30, 2003, the Company had a net operating loss ("NOL") carry forward for income tax reporting purposes of approximately $1,093,000 available to offset future taxable income. This net operating loss carry forward expires at various dates between June 30, 2003 and 2023. A loss generated in a particular year will expire for federal tax purposes if not utilized within 20 years. Additionally, the Internal Revenue Code contains provisions which could reduce or limit the availability and utilization of these NOLs if certain ownership changes have taken place or will take place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company established a valuation allowance for the entire net deferred income tax asset of $372,000 as of June 30, 2003. Also consistent with SFAS No. 109, an allocation of the income (provision) benefit has been made to the loss from continuing operations.

                           TECSCAN INTERNATIONAL, INC.
                      (Formerly Phoenix Media Group, Ltd.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                   (Continued)

NOTE 4 - INCOME TAXES (continued)

         The difference between the effective income tax rate and the federal statutory income tax rate on the loss from continuing operations are presented below:

                                                                                         As at June 30,
                                                                             --------------------------------------
                                                                                    2003                2002
                                                                             ------------------  ------------------

Expense (Benefit) at the federal statutory rate of 34%                       $         (145,000) $          (30,000)
Nondeductible expenses                                                                        -                   -
                                                                             ------------------  ------------------
Utilization of net operating loss carryforward                               $          145,000  $           30,000
                                                                             ------------------  ------------------
                                                                             $                -  $                -
                                                                             ==================  ==================

NOTE 5 - RELATED PARTY TRANSACTIONS

         During the year ended June 30, 2003, a shareholder loaned the Company $6,099 to pay various expenses.

NOTE 6 - DISCONTINUED OPERATIONS

         On June 10, 2003, the Company discontinued its operations and changed the nature and direction of the business. As a result of the change in the business, the Company disposed of all assets and liabilities that related to the old business.

         The assets and liabilities of the former business consisted of the following:

                                                                                           June 10,           June 30,
                                                                                             2003               2002
                                                                                      ------------------  -----------------

Cash                                                                                  $                -  $           1,232
Inventory                                                                                              -              5,008
Property & equipment, net                                                                         78,340             93,004
                                                                                      ------------------  -----------------
         Total assets                                                                 $           78,340  $          99,244
                                                                                      ------------------  -----------------

Bank Overdraft                                                                        $            3,300  $               -
Stockholder loans                                                                                131,063             86,755
Long-term debt                                                                                    56,351             58,446
                                                                                      ------------------  -----------------
         Total liabilities                                                                       190,714            145,201
                                                                                      ------------------  -----------------

         Net liabilities to be disposed of                                            $         (112,374) $         (45,957)
                                                                                      ==================  =================

                           TECSCAN INTERNATIONAL, INC.
                      (Formerly Phoenix Media Group, Ltd.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                   (Continued)

NOTE 6 - DISCONTINUED OPERATIONS (continued)

         Net liabilities to be disposed of have been separately classified in the accompanying consolidated balance sheet at June 30, 2002. The 2002 balance sheet has been restated to conform with the current year's presentation.

         Operating results of this discontinued operation for the year ended June 30, 2003 are shown separately in the accompanying consolidated statement of operations. The operating statement for 2002 has been restated to conform with the current year's presentation and are also shown separately. The operating results of this discontinued operation for the years ended June 30, 2003 and 2002 consist of:

                                                                                               For the year ended
                                                                                                    June 30,
                                                                                     --------------------------------------
                                                                                            2003                2002
                                                                                     ------------------   -----------------

Revenues                                                                             $           19,062   $         107,385
Expenses                                                                                       (132,824)           (194,727)
                                                                                     ------------------   -----------------
Net Income (Loss)                                                                    $         (113,762)  $         (87,342)
                                                                                     ==================   =================