Form 10QSB
period 2003-09-30
TECSCAN INTERNATIONAL INC
filed 2003-11-19
CIK 899049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One)
[x]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: September 30, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To

                         Commission file number 0-21376

                          TECSCAN INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

              NEVADA                                      33-0714007
------------------------------------        ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

            3419 VIA LIDO, SUITE 619, NEWPORT BEACH, CALIFORNIA 92663
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 729-1557
                           (Issuer's telephone number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2003 8,091,786


         Transitional  Small Business  Disclosure Format (check one). Yes ; No X

                                     PART I

Item 1.  Financial Statements

                         INDEPENDENT ACCOUNTANT'S REPORT

TecScan International, Inc.
(A Development Stage Company)

         We have reviewed the accompanying balance sheets of TecScan International, Inc. (a development stage company) as of September 30, 2003, and the related statements of operations and cash flows for the three month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of TecScan International, Inc. (a development stage company) as of June 30, 2003, and the related statements of operations, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated September 30, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                    Respectfully submitted,



                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
November 17, 2003

                           TECSCAN INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                               (Unaudited)
                                                                               September 30,           June 30,
                                                                             ------------------  ------------------
                                                                                    2003                2003
                                                                             ------------------  ------------------

ASSETS:                                                                      $                -  $                -
                                                                             ==================  ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                                             $           25,423  $           34,559
Accrued expenses                                                                         40,418               3,356
Stockholder loans                                                                        16,099               6,099
                                                                             ------------------  ------------------

        Total Current Liabilities                                                        81,940              44,014
                                                                             ------------------  ------------------

Stockholders' equity
  Series A convertible preferred stock
     (par value $.01), 5,000,000 shares authorized,
      no shares issued or outstanding                                                         -                   -
     September 30, 2003 and June 30, 2003
  Common Stock (par value $.001),
     50,000,000 shares authorized,
     8,091,786 shares issued and outstanding at
     September 30, 2003 and June 30, 2003                                                 8,092               8,092
Paid in capital in excess of par value                                                1,040,534           1,040,534
Retained deficit                                                                       (686,541)           (686,541)
Accumulated Deficit                                                                    (444,025)           (406,099)
                                                                             ------------------  ------------------

        Total Stockholders' Equity                                                      (81,940)            (44,014)
                                                                             ------------------  ------------------

        Total Liabilities and Stockholders' Equity                           $                -  $                -
                                                                             ==================  ==================








                 See accompanying notes and accountants' report.

                           TECSCAN INTERNATIONAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                      Deficit
                                                                                    Accumulated
                                                                                       Since
                                                                                   June 10, 2003
                                                     For the three months          Inception of
                                                      ended September 30,           Development
                                               ---------------------------------
                                                    2003              2002             Stage
                                               ---------------  ----------------  ---------------
Revenue:                                       $             -  $              -  $             -
                                               ---------------  ----------------  ---------------

Operating Expenses
General and Administrative                             (37,365)                -         (443,464)

Other Income (Expense)
Interest - net                                            (561)           (1,050)            (561)
                                               ---------------  ----------------  ---------------

Income (loss) from continuing operations
    Before income taxes                                (37,926)           (1,050)        (444,025)

Income taxes                                                 -                 -                -
                                               ---------------  ----------------  ---------------

Income (Loss) from continuing operations               (37,926)           (1,050)        (444,025)

Discontinued Operations:
Income (Loss) from operations of
    Discontinued operations                                  -            (3,122)               -
                                               ---------------  ----------------  ---------------

Net Income (Loss)                              $       (37,926) $         (4,172) $      (444,025)
                                               ===============  ================  ===============

Basic Income (Loss) per Common Share
    Continuing Operations                      $             -  $         (0.01)
    Discontinued Operations                    $             -  $         (0.04)
                                               ---------------  ----------------

Income (Loss) Per Share                        $             -  $         (0.05)
                                               ===============  ================

Weighted Average Shares Outstanding                  8,091,786            74,936
                                               ===============  ================


                 See accompanying notes and accountants' report.

                           TECSCAN INTERNATIONAL, INC.
                          (A Development Stage Company)
                             STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                                        Since
                                                                                                    June 10, 2003
                                                                    For the three months            Inception of
                                                                     ended September 30,             Development
                                                             -----------------------------------
                                                                   2003               2002              Stage
                                                             ----------------   ----------------  -----------------
Cash Flows From Operating Activities:
Net income (loss)                                            $(37,926)          $         (4,172) $        (444,025)
Adjustments to reconcile Net income (loss)
      to net cash provided by (used in)
      Operating activities:
         Stock issued for services                                          -                  -            400,000
   Net (Income) Loss from
         Discontinued Operations                                            -              3,122                  -
   Change in operating assets and liabilities:
         Increase (Decrease) in accounts payable                       (9,136)            (8,568)            (9,136)
         Increase (Decrease) in accrued expenses                       37,062              1,050             37,062
                                                             ----------------   ----------------  -----------------
   Net cash used by continuing activities                             (10,000)            (8,568)           (16,099)
   Net cash provided by discontinued activities                             -                815                  -
                                                             ----------------   ----------------  -----------------
Net cash used by operating activities                                 (10,000)            (7,753)           (16,099)
                                                             ----------------   ----------------  -----------------

Cash Flows From Investing Activities:
Purchase of property and equipment                                          -                  -                  -
                                                             ----------------   ----------------  -----------------
Net cash provided by (used in) investing activities                         -                  -                  -
                                                             ----------------   ----------------  -----------------

Cash Flows From Financing Activities:
Stockholders loans                                                     10,000                  -             16,099
Net cash from discontinued activities                                       -              8,301                  -
                                                             ----------------   ----------------  -----------------
Net cash provided by (used in) financing activities                    10,000              8,301             16,099
                                                             ----------------   ----------------  -----------------

Net increase (decrease) in
  cash and cash equivalents                                                 -                548                  -
Cash and cash equivalents at beginning of period                            -              1,232                  -
                                                             ----------------   ----------------  -----------------
Cash and cash equivalents at end of period                   $              -   $          1,780  $               -
                                                             ================   ================  =================

Supplemental Disclosure of Cash Flow
Information:
   Interest                                                  $              -   $              -  $               -
   Income taxes                                              $              -   $              -  $               -

Supplemental Schedule of Non-Cash Investing and Financing Activities: None

                 See accompanying notes and accountants' report.

                           TECSCAN INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

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

Interim Reporting

         The unaudited financial statements as of September 30, 2003 and for the three month periods then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                           TECSCAN INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (continued)

Income Taxes

         The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Earnings (Loss) Per Share

         The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:

                                                               Income              Shares             Per-Share
                                                             (Numerator)        (Denominator)           Amount
                                                          -----------------  -------------------  ------------------

                                                                For the Three Months Ended September 30, 2003
                                                          ----------------------------------------------------------

Basic Income (Loss) per Share
   Continuing operations                                  $         (37,926)           8,091,786  $                -
   Discontinued operations                                $               -            8,091,786  $                -
                                                          -----------------  -------------------  ------------------
Income (Loss) to common shareholders                      $         (37,926)           8,091,786  $                -
                                                          =================  ===================  ==================

                                                                For the Three Months Ended September 30, 2002
                                                          ----------------------------------------------------------

Basic Income (Loss) per Share
   Continuing operations                                  $          (1,050)              74,936  $           (0.01)
   Discontinued operations                                $          (3,122)              74,936  $           (0.04)
                                                          -----------------  -------------------  ------------------
Income (Loss) to common shareholders                      $          (4,172)              74,936  $           (0.05)
                                                          =================  ===================  ==================

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for September 30, 2003 and 2002 and are thus not considered.

Pervasiveness of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual

                           TECSCAN INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

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

         In May 2003, the Company issued 11,600 reverse split adjusted shares (1,160,000 shares of

                           TECSCAN INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

NOTE 2 - CAPITAL TRANSACTIONS (continued)

pre-reverse split shares) of restricted common stock to individuals for services rendered to the Company. The total value of services rendered was $1 per share ($0.01 per pre-reverse split shares).

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

NOTE 4 - INCOME TAXES

         Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. Deferred benefits of $384,000 at September 30, 2003 and $372,000 at June 30, 2003, are the result of net operating losses.

         The Company has recorded net deferred income taxes in the accompanying balance sheets as follows:

                                                                             September 30,            June 30,
                                                                                    2003                2003
                                                                             ------------------  ------------------
Future deductible temporary differences related to
   Reserves, accruals, and net operating losses                              $          384,000  $          372,000
Valuation allowance                                                                    (384,000)           (372,000)
                                                                             ------------------  ------------------
Net Deferred Income Tax                                                      $                -  $                -
                                                                             ==================  ==================

         As of June 30, 2003, the Company had a net operating loss ("NOL") carry forward for income tax reporting purposes of approximately $1,093,000 available to offset future taxable income. This net operating loss carry forward expires at various dates between June 30, 2003 and 2023. A loss generated in a particular year will expire for federal tax purposes if not utilized within 20 years. Additionally, the Internal Revenue Code contains provisions which could reduce or limit

                           TECSCAN INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

NOTE 4 - INCOME TAXES (continued)

the availability and utilization of these NOLs if certain ownership changes have taken place or will take place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company established a valuation allowance for the entire net deferred income tax asset of $372,000 as of June 30, 2003. Also consistent with SFAS No. 109, an allocation of the income (provision) benefit has been made to the loss from continuing operations.

         The difference between the effective income tax rate and the federal statutory income tax rate on the loss from continuing operations are presented below:

                                                                                      As at September 30,
                                                                             --------------------------------------
                                                                                    2003                2002
                                                                             ------------------  ------------------

Expense (Benefit) at the federal statutory rate of 34%                       $          (13,000) $           (1,500)
Nondeductible expenses                                                                        -                   -
                                                                             ------------------  ------------------
Utilization of net operating loss carryforward                               $           13,000  $            1,500
                                                                             ------------------  ------------------
                                                                             $                -  $                -
                                                                             ==================  ==================

NOTE 5 - RELATED PARTY TRANSACTIONS

         During the year ended June 30, 2003, a shareholder loaned the Company $6,099 to pay various expenses. During the three months ended September 30, 2003, a shareholder loaned the Company $10,000 to pay general and administrative expenses. As of September 30, 2003, the total amount due to shareholders is $16,099.

NOTE 6 - DISCONTINUED OPERATIONS

         On June 10, 2003, the Company discontinued its operations and changed the nature and direction of the business. As a result of the change in the business, the Company disposed of all assets and liabilities that related to the old business.

                           TECSCAN INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

NOTE 6 - DISCONTINUED OPERATIONS (continued)

         Operating results of this discontinued operation for the year ended June 30, 2003 are shown separately in the accompanying consolidated statement of operations. The operating statement for 2002 has been restated to conform with the current year's presentation and are also shown separately. The operating results of this discontinued operation for the years ended June 30, 2003 and 2002 consist of:

                                                                                           For the three months ended
                                                                                                 September 30,
                                                                                     --------------------------------------
                                                                                            2003                2002
                                                                                     ------------------   -----------------

Revenues                                                                             $                -   $          14,250
Expenses                                                                                              -             (17,372)
                                                                                     ------------------   -----------------
Net Income (Loss)                                                                    $                -   $          (3,122)
                                                                                     ==================   =================



Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations.

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

Plan of Operations

         TecScan International, Inc. (the "Company") is a development stage company pursuing investment, development and distribution opportunities in the field of biometrics. The Company has secured a Master Resellers Agreement with Biothentica Corporation, a distributor of biometric identification hardware and security solutions for home and business. Their products include a line of biometric door locks, computer access control devices, digital video surveillance and time & attendance devices. As of September 30, 2003, the Company has not commenced any sales efforts.

         Until June 10, 2003, the Company, then known as Phoenix Media Group, Ltd., was pursuing opportunities in the communications industry. Its principal products and services were the development, publication, manufacturing, design and sale of books and toys in the image or otherwise relating to the trademarked character, Manfred Moose. This business line, along with other corporate assets, was distributed to the Company's former President, Ronald W. Irwin, in settlement of debts owed to him on June 10, 2003. On this date, the Company reentered the development stage.

Liquidity and Capital Resources

         The Company has yet to generate revenues in its biometrics business. The Company expects that it will be required to seek additional financing in the future. There can be no assurance that such financing will be available at all or available on terms acceptable to the Company.

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

            The report of the Company's independent certified public accountants notes that the Company has cash flow constraints, an accumulated deficit and has suffered recurring losses from operations and these conditions raise substantial doubt about the company's ability to continue as a going concern. The Company plans on attempting to raise capital through various private placement offerings of its common stock and through the offering of note agreements with prospective investors.

            The Company believes that future equity sales or other financings can be achieved to adequately finance its growth and retire its existing liabilities. Therefore, the Company's continued operations, as well as the implementation of its business plan, will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. However, adequate funds may not be available when needed or may not be available on favorable terms to the Company. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's business plan. Regardless of whether the Company's cash assets prove to be inadequate to meet its operational needs, the Company might seek to compensate providers of services by issuance of stock in lieu of cash.

            If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on the business, operating results and financial condition. In addition, if additional shares were issued to obtain financing, or compensate service providers, existing shareholders may suffer a dilutive effect on their percentage of stock ownership in the Company.

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


                           TecScan International, Inc.


DATE:   November 19, 2003

By:  /s/ Michael Meservy
     Michael Meservy, President
       (Principal Executive & Accounting Officer)