Form 10QSB
period 2003-12-31
TECSCAN INTERNATIONAL INC
filed 2004-02-13
CIK 899049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One)
[x]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: December 31, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To

                         Commission file number 0-21376

                          TECSCAN INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

              NEVADA                                33-0714007
--------------------------------          ----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or organization)

           111 EAST 5600 SOUTH, SUITE 300, SALT LAKE CITY, UTAH 84107
                    (Address of principal executive offices)

                                 (801) 824-3025
                           (Issuer's telephone number)

            3419 VIA LIDO, SUITE 619, NEWPORT BEACH, CALIFORNIA 92663 (Former name, former address and former fiscal year, if changed since last report.)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: December 31, 2003 8,091,786


     Transitional Small Business  Disclosure Format (check one). Yes ; No X

                                     PART I

Item 1.  Financial Statements

                         INDEPENDENT ACCOUNTANT'S REPORT

TecScan International, Inc.
(A Development Stage Company)

         We have reviewed the accompanying balance sheets of TecScan International, Inc. (a development stage company) as of December 31, 2003, and the related statements of operations for the three and six months ended December 31, 2003 and 2002, and cash flows for the six month periods ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

                                                    Respectfully submitted,



                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
February 10, 2004

                           TECSCAN INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                                (Unaudited)
                                                                                December 31,         June 30,
                                                                             ------------------  ------------------
                                                                                    2003                2003
                                                                             ------------------  ------------------

ASSETS:                                                                      $                -  $                -
-------
                                                                             ==================  ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                                             $           43,097  $           34,559
Accrued expenses                                                                         86,000                   -
Accrued interest                                                                          4,335               3,356
Stockholder loans                                                                        16,099               6,099
                                                                             ------------------  ------------------

        Total Current Liabilities                                                       149,531              44,014
                                                                             ------------------  ------------------

Stockholders' equity
  Series A convertible preferred stock
     (par value $.01), 5,000,000 shares authorized,
      no shares issued or outstanding                                                         -                   -
     December 31, 2003 and June 30, 2003
  Common Stock (par value $.001),
     50,000,000 shares authorized,
     8,091,786 shares issued and outstanding at
     December 31, 2003 and June 30, 2003                                                  8,092               8,092
Paid in capital in excess of par value                                                1,043,822           1,040,534
Retained deficit                                                                       (686,541)           (686,541)
Accumulated Deficit                                                                    (514,904)           (406,099)
                                                                             ------------------  ------------------

        Total Stockholders' Equity                                                     (149,531)            (44,014)
                                                                             ------------------  ------------------

        Total Liabilities and Stockholders' Equity                           $                -  $                -
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

                           TECSCAN INTERNATIONAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                                          Since
                                                                                                       June 10, 2003
                                                For the three months         For the six months         Inception of
                                                 ended December 31,           ended December 31,         Development
                                             --------------------------    --------------------------
                                                 2003           2002           2003           2002          Stage
                                             -----------    -----------    -----------    -----------    -----------
Revenue:                                     $      --      $      --      $      --      $      --      $      --
                                             -----------    -----------    -----------    -----------    -----------

Operating Expenses
General and Administrative                       (70,462)        (9,007)      (107,827)        (9,007)      (513,926)

Other Income (Expense)
Interest - net                                      (417)          (869)          (978)        (1,919)          (978)
                                             -----------    -----------    -----------    -----------    -----------
Income (loss) from continuing operations
    Before income taxes                          (70,879)        (9,876)      (108,805)       (10,926)      (514,904)

Income taxes                                        --             --             --             --             --
                                             -----------    -----------    -----------    -----------    -----------
Income (Loss) from continuing operations         (70,879)        (9,876)      (108,805)       (10,926)      (514,904)

Discontinued Operations:
Income (Loss) from operations of
    Discontinued operations                         --           (4,004)          --           (7,126)          --
                                             -----------    -----------    -----------    -----------    -----------
Net Income (Loss)                            $   (70,879)   $   (13,880)   $  (108,805)   $   (18,052)   $  (514,904)
                                             ===========    ===========    ===========    ===========    ===========

Basic Income (Loss) per Common Share
    Continuing Operations                    $     (0.01)   $     (0.13)   $     (0.01)   $     (0.15)
    Discontinued Operations                  $      --      $     (0.05)   $      --      $     (0.09)
                                             -----------    -----------    -----------    -----------
Income (Loss) Per Share                      $     (0.01)   $     (0.18)   $     (0.01)   $     (0.24)
                                             ===========    ===========    ===========    ===========

Weighted Average Shares Outstanding            8,091,786         74,936      8,091,786         74,936
                                             ===========    ===========    ===========    ===========

                See accompanying notes and accountants' report.

                           TECSCAN INTERNATIONAL, INC.
                          (A Development Stage Company)
                             STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                                        Since
                                                                                                    June 10, 2003
                                                                     For the six months             Inception of
                                                                     ended December 31,              Development
                                                             -----------------------------------
                                                                   2003               2002              Stage
                                                             ----------------   ----------------  -----------------
Cash Flows From Operating Activities:
Net income (loss)                                            $       (108,805)  $        (18,052) $        (514,904)
Adjustments to reconcile Net income (loss)
      to net cash provided by (used in)
      Operating activities:
         Stock issued for services                                          -                  -            400,000
   Net (Income) Loss from
         Discontinued Operations                                            -              7,126                  -
   Change in operating assets and liabilities:
         Increase (Decrease) in accounts payable                        8,538            (11,959)             8,538
         Increase (Decrease) in accrued expenses                       86,979             (3,488)            86,979
                                                             ----------------   ----------------  -----------------
   Net cash used by continuing activities                             (13,288)           (26,373)           (19,387)
   Net cash provided by discontinued activities                             -                749                  -
                                                             ----------------   ----------------  -----------------
Net cash used by operating activities                                 (13,288)           (25,624)           (19,387)
                                                             ----------------   ----------------  -----------------

Cash Flows From Investing Activities:
Purchase of property and equipment                                          -                  -                  -
                                                             ----------------   ----------------  -----------------
Net cash provided by (used in) investing activities                         -                  -                  -
                                                             ----------------   ----------------  -----------------

Cash Flows From Financing Activities:
Stockholders loans                                                     10,000                  -             16,099
Contributed capital                                                     3,288                  -              3,288
Net cash from discontinued activities                                       -             24,392                  -
                                                             ----------------   ----------------  -----------------
Net cash provided by (used in) financing activities                    13,288             24,392             19,387
                                                             ----------------   ----------------  -----------------

Net increase (decrease) in
  cash and cash equivalents                                                 -             (1,232)                 -
Cash and cash equivalents at beginning of period                            -              1,232                  -
                                                             ----------------   ----------------  -----------------
Cash and cash equivalents at end of period                   $              -   $              -  $               -
                                                             ================   ================  =================

Supplemental Disclosure of Cash Flow
Information:
   Interest                                                  $              -   $              -  $               -
   Income taxes                                              $              -   $              -  $               -

Supplemental Schedule of Non-Cash Investing and Financing Activities: None
---------------------------------------------------------------------
                 See accompanying notes and accountants' report.

                           TECSCAN INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

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

Interim Reporting

         The unaudited financial statements as of December 31, 2003 and for the three and six month periods then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                           TECSCAN INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

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

Earnings (Loss) Per Share

         The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:

                                                               Income              Shares             Per-Share
                                                             (Numerator)        (Denominator)           Amount
                                                          -----------------  -------------------  ------------------

                                                                 For the Three Months Ended December 31, 2003
                                                          ----------------------------------------------------------
Basic Income (Loss) per Share
   Continuing operations                                  $         (70,879)           8,091,786  $           (0.01)
   Discontinued operations                                $               -            8,091,786  $                -
                                                          -----------------  -------------------  ------------------
Income (Loss) to common shareholders                      $         (70,879)           8,091,786  $           (0.01)
                                                          =================  ===================  ==================

                                                                 For the Three Months Ended December 31, 2002
                                                          ----------------------------------------------------------
Basic Income (Loss) per Share
   Continuing operations                                  $          (9,876)              74,936  $           (0.13)
   Discontinued operations                                $          (4,004)              74,936  $           (0.05)
                                                          -----------------  -------------------  ------------------
Income (Loss) to common shareholders                      $         (13,880)              74,936  $           (0.18)
                                                          =================  ===================  ==================

                                                                  For the Six Months Ended December 31, 2003
                                                          ----------------------------------------------------------
Basic Income (Loss) per Share
   Continuing operations                                  $        (108,805)           8,091,786  $           (0.01)
   Discontinued operations                                $               -            8,091,786  $               -
                                                          -----------------  -------------------  ------------------
Income (Loss) to common shareholders                      $        (108,805)           8,091,786  $           (0.01)
                                                          =================  ===================  ==================

                                                                  For the Six Months Ended December 31, 2002
                                                          ----------------------------------------------------------
Basic Income (Loss) per Share
   Continuing operations                                  $         (10,926)              74,936  $           (0.15)
   Discontinued operations                                $          (7,126)              74,936  $           (0.09)
                                                          -----------------  -------------------  ------------------
Income (Loss) to common shareholders                      $         (18,052)              74,936  $           (0.24)
                                                          =================  ===================  ==================

                           TECSCAN INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for December 31, 2003 and 2002 and are thus not considered.

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

Common Stock

         In November 2002, the Company issued 250 reverse split adjusted shares (25,000 shares of pre-reverse split shares) of restricted common stock to an individual for consulting services rendered

                           TECSCAN INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

NOTE 2 - CAPITAL TRANSACTIONS (continued)

to the Company. The total value of services rendered was $12 per share ($0.12 per pre-reverse split shares).

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

NOTE 4 - INCOME TAXES

         Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. Deferred benefits of $410,000 at December 31, 2003 and $372,000 at June 30, 2003, are the result of net operating losses.

         The Company has recorded net deferred income taxes in the accompanying balance sheets as follows:

                           TECSCAN INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

NOTE 4 - INCOME TAXES (continued)

                                                                             December 31,             June 30,
                                                                                    2003                2003
                                                                             ------------------  ------------------
Future deductible temporary differences related to
   Reserves, accruals, and net operating losses                              $          410,000  $          372,000
Valuation allowance                                                                    (410,000)           (372,000)
                                                                             ------------------  ------------------
Net Deferred Income Tax                                                      $                -  $                -
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

         The difference between the effective income tax rate and the federal statutory income tax rate on the loss from continuing operations are presented below:

                                                                                       As at December 31,
                                                                             --------------------------------------
                                                                                    2003                2002
                                                                             ------------------  ------------------

Expense (Benefit) at the federal statutory rate of 34%                       $          (38,000) $           (1,500)
Nondeductible expenses                                                                        -                   -
                                                                             ------------------  ------------------
Utilization of net operating loss carryforward                               $           38,000  $            1,500
                                                                             ------------------  ------------------
                                                                             $                -  $                -
                                                                             ==================  ==================

NOTE 5 - RELATED PARTY TRANSACTIONS

         During the year ended June 30, 2003, a shareholder loaned the Company $6,099 to pay various expenses. During the three months ended September 30, 2003, a shareholder loaned the Company $10,000 to pay general and administrative expenses. As of December 31, 2003, the total amount due to shareholders is $16,099.

                           TECSCAN INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

NOTE 6 - DISCONTINUED OPERATIONS

         On June 10, 2003, the Company discontinued its operations and changed the nature and direction of the business. As a result of the change in the business, the Company disposed of all assets and liabilities that related to the old business.

         Operating results of this discontinued operation for the six months ended December 31, 2003 are shown separately in the accompanying consolidated statement of operations. The operating statement for the six months ended December 31, 2002 has been restated to conform with the current year's presentation and are also shown separately. The operating results of this discontinued operation for the six months ended December 31, 2003 and 2002 consist of:

                                                                                            For the six months ended
                                                                                                  December 31,
                                                                                     --------------------------------------
                                                                                            2003                2002
                                                                                     ------------------   -----------------

Revenues                                                                             $                -   $          18,200
Expenses                                                                                              -             (25,326)
                                                                                     ------------------   -----------------
Net Income (Loss)                                                                    $                -   $          (7,126)
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

Plan of Operations

         TecScan International, Inc. (the "Company") is a development stage company pursuing investment, development and distribution opportunities in the field of biometrics. The Company has secured a Master Resellers Agreement with Biothentica Corporation, a distributor of biometric identification hardware and security solutions for home and business. Their products include a line of biometric door locks, computer access control devices, digital video surveillance and time & attendance devices. As of December 31, 2003, the Company has not commenced any sales efforts.

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

         None

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

31       Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

32       Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           TecScan International, Inc.


DATE:   February 13, 2004

By:  /s/ Michael Meservy
     Michael Meservy, President
       (Principal Executive & Accounting Officer)