Form 10QSB
period 2004-03-31
TECSCAN INTERNATIONAL INC
filed 2004-05-17
CIK 899049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One)
[x]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: March 31, 2004

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

          117 EAST LOUISA STREET, SUITE 104, SEATTLE, WASHINGTON 98102
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                 (206) 324-6025
                          (Issuer's telephone number)

           111 EAST 5600 SOUTH, SUITE 300, SALT LAKE CITY, UTAH 84107 (Former name, address and fiscal year, if changed since last report.)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2004 43,091,786


         Transitional  Small Business  Disclosure Format (check one). Yes ; No X

                                     PART I

Item 1.  Financial Statements

                           TECSCAN INTERNATIONAL, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                                                                     (Unaudited)
                                                                                                     March  31,
                                                                                                 ------------------
                                                                                                        2004
                                                                                                 ------------------

ASSETS:
Cash                                                                                             $              100
                                                                                                 ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                                                                 $           41,303
Accrued interest                                                                                              4,908
                                                                                                 ------------------

        Total Current Liabilities                                                                            46,211
                                                                                                 ------------------

Stockholders' equity
  Series A convertible preferred stock
     (par value $.01), 5,000,000 shares authorized,
      no shares issued or outstanding                                                                             -
     March 31, 2004
  Common Stock (par value $.001),
     50,000,000 shares authorized,
     43,091,786 shares issued and outstanding at
     March 31, 2004                                                                                          43,092
Paid in capital in excess of par value                                                                            -
Retained deficit                                                                                            (15,273)
Accumulated Deficit                                                                                         (73,930)
                                                                                                 ------------------

        Total Stockholders' Equity                                                                          (46,111)
                                                                                                 ------------------

        Total Liabilities and Stockholders' Equity                                               $              100
                                                                                                 ==================





                             See accompanying notes.

                           TECSCAN INTERNATIONAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                  Cumulative
                                                                                For the             For the
                                                                                 Period             Period
                                                                                  From               From
                                                            For the           October 28,         October 28,
                                                             Three                2003               2003
                                                             Months           (Inception)         (Inception)
                                                             Ended                 To                 To
                                                           March 31,           March 31,           March 31,
                                                              2004                2004               2004
                                                       ------------------  ------------------  -----------------
Revenue:                                               $                -  $                -  $               -
                                                       ------------------  ------------------  -----------------

Operating Expenses
General and Administrative                                        (14,461)            (73,930)           (73,930)
                                                       ------------------  ------------------  -----------------

Net Income (Loss)                                      $          (14,461) $          (73,930) $         (73,930)
                                                       ==================  ==================  =================

Income (Loss) Per Share                                $                -  $                -  $               -
                                                       ==================  ==================  =================

Weighted Average Shares Outstanding                            39,357,119          37,541,654
                                                       ==================  ==================

















                             See accompanying notes.

                           TECSCAN INTERNATIONAL, INC.
                          (A Development Stage Company)
                             STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                                     Cumulative
                                                                                  For the             For the
                                                                                   Period              Period
                                                                                    From                From
                                                                                October 28,         October 28,
                                                                                    2003                2003
                                                                                (Inception)         (Inception)
                                                                                     To                  To
                                                                                 March 31,           March 31,
                                                                                    2004                2004
                                                                             ------------------  ------------------
Cash Flows From Operating Activities:
Net income (loss)                                                            $          (73,930) $          (73,930)
Adjustments to reconcile Net income (loss)
      to net cash provided by (used in)
      Operating activities:
         Stock issued for services                                                       47,215              47,215
   Change in operating assets and liabilities:
         Increase (Decrease) in accounts payable                                         26,815              26,815
         Increase (Decrease) in accrued expenses                                              -                   -
                                                                             ------------------  ------------------
Net cash used by operating activities                                                       100                 100
                                                                             ------------------  ------------------

Cash Flows From Investing Activities:
Net cash provided by (used in) investing activities                                           -                   -
                                                                             ------------------  ------------------

Cash Flows From Financing Activities:
Net cash provided by (used in) financing activities                                           -                   -
                                                                             ------------------  ------------------

Net increase (decrease) in
  cash and cash equivalents                                                                 100                 100
Cash and cash equivalents at beginning of period                                              -                   -
                                                                             ------------------  ------------------
Cash and cash equivalents at end of period                                   $              100  $              100
                                                                             ==================  ==================

Supplemental Disclosure of Cash Flow Information:
   Interest                                                                  $                -  $                -
   Income taxes                                                              $                -  $                -

Supplemental Schedule of Non-Cash Investing and Financing Activities: None.
---------------------------------------------------------------------







                             See accompanying notes.

                           TECSCAN INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

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

Interim Reporting

         The unaudited financial statements as of March 31, 2004 and for the three month period then ended and the period from October 28, 2003 (inception) to March 31, 2004 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three month period then ended and the period from October 28, 2003 (inception) to March 31, 2004. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

         Very Basic Media, Inc. was incorporated under the laws of the State of Nevada on October 28, 2003.

         On February 18, 2004, the Company acquired 100% of the outstanding common stock of Very Basic Media, Inc. in a reverse acquisition. At this time, a new reporting entity was created. Very Basic Media, Inc. is considered the reporting entity for financial reporting purposes.

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

Earnings (Loss) Per Share

         Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net loss per common share.

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

                           TECSCAN INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - CAPITAL TRANSACTIONS (continued)

Common Stock

         On October 28, 2003, the Company issued 35,000,000 shares of common stock (5,000,000 shares before effects of reverse acquisition) for $9,123 of start-up expenses.

         On February 18, 2004, the Company acquired Very Basic Media, Inc. in a reverse acquisition. The 5,000,000 shares that were previously issued were retroactively adjusted to reflect the equivalent number of shares (35,000,000) that were issued in connection with the reverse acquisition. The acquisition was recorded by a credit to common stock of $30,000 and a debit to paid-in capital of $4,123 and a debit to retained earnings of $25,877. All references to stock reflect the retroactive adjustment to the shares.

         Also on February 18, 2004, an additional 8,091,786 shares of common stock were issued to the previous owners of TecScan International, Inc. This entry was recorded by a credit to common stock of $8,092 and a debit to retained earnings of $8,092.

NOTE 3 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - SUBSEQUENT EVENTS

         On April 5, 2004, the Company acquired 100% of the outstanding common stock of Bio-Life Laboratories Corporation in a reverse acquisition. As of April 5, 2004, a new reporting entity was created. Bio-Life Laboratories Corporation will be considered the new reporting entity for financial reporting purposes.


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

Plan of Operations

         The Company is in the process of attempting to identify and acquire a favorable business opportunity. On April 5, 2004, the Company acquired 100% of the outstanding common stock of Bio-Life Laboratories Corporation in a reverse acquisition. As of April 5, 2004, a new reporting entity was created. Bio-Life Laboratories Corporation will be considered the reporting entity for financial reporting purposes.

Liquidity and Capital Resources

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

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         On February 18, 2004, the Company filed on Form 8-K under Item 1, Changes in Control of Registrant. The 8-K reported the acquisition of Very Basic Media, Inc., and the appointment of Philip T. Kueber as President, Secretary, Treasurer and Director of the Company. The 8-K also reported the resignations of Michael Meservy as President and Jon H. Marple and Mary E. Blake as directors.

         On April 5, 2004, the Company filed on Form 8-K under Item 1, Changes in Control of Registrant. The 8-K reported the acquisition of Bio-Life
Laboratories Corporation. The 8-K also reported the resignation of Philip T. Kueber as President, Secretary, Treasurer and Director of the Company, and the appointment of Nancy LeMay, David Karam M.D., PhD and Joseph McGhie, LL.B., M.B.A. to the Board of Directors, as well as the election of Ms. LeMay as President and Secretary.


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


                           TecScan International, Inc.


DATE:   May 17, 2004

By:  /s/ Philip T. Kueber
   -----------------------------------
     Philip T. Kueber, President
     (Principal Executive & Financial Officer)