Form 10KSB
period 2004-06-30
BIO-LIFE LABS INC.
filed 2004-10-15
CIK 899049

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


                                   (Mark One)
          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For Fiscal Year Ended: June 30, 2004

                                       or

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the transition period from To
--------------------------------------------------------------------------------


                        Commission file number 000-21376
--------------------------------------------------------------------------------

                               Bio-Life Labs, Inc.
                 (Name of small business issuer in its charter)

                         Nevada                      33-0714007
           ---------------------------------------------------------
           State or other jurisdiction of          (I.R.S. Employer
            incorporation or organization         Identification No.)


       9911 West Pico Boulevard, Suite 1410, Los Angeles, California 90035

               (Address of principal executive offices) (zip code)


                    Issuer's telephone number (310) 943-6445
                                              ---------------


Securities registered under Section 12(b) of the Act: NONE

Securities registered under Section 12(g) of the Act:

                          Common Stock Par Value $0.001
                                (Title of class)

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

     State issuer's revenues for its most recent fiscal year.        $0
                                                                     ---

     At October 8, 2004, the aggregate market value of all shares of voting stock held by non-affiliates was approximately $1,133,870. In determining this figure Registrant has assumed that all directors and executive officers are affiliates. This assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of June 30, 2004, was as follows: 47,091,805 common shares, $.001 par value per share.


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

         Transitional  Small Business  Disclosure Format (check one): Yes ; No X

                                TABLE OF CONTENTS

Item Number and Caption                                                                                       Page
PART I

Item 1.     Description of Business                                                                               4

Item 2.     Description of Property                                                                               6

Item 3.     Legal Proceedings                                                                                     7

Item 4.     Submission of Matters to a Vote of Security Holders                                                   7


PART II

Item 5.     Market for Common Equity and Related Stockholder Matters                                              8

Item 6.     Management's Discussion and Analysis or Plan of Operations                                            9

Item 7.      Financial Statements                                                                                12

Item 8.      Changes in and Disagreements With Accountants on Accounting and
                 Financial Disclosure                                                                            12

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act                                                12

Item 10.   Executive Compensation                                                                                15

Item 11.   Security Ownership of Certain Beneficial Owners and Management                                        15

Item 12.   Certain Relationships and Related Transactions                                                        16

Item 13.   Exhibits and Reports on Form 8-K                                                                      16

Item 14.   Controls and Procedures                                                                               17

Item 15.   Principal Accountant Fees & Services                                                                  18

                                     PART I



                         ITEM 1 DESCRIPTION OF BUSINESS


         The Company was organized under the laws of the State of Utah on December 5, 1985 as Bullseye Corp. On June 22, 1992 the name of the Company was changed to Natural Solutions, Ltd. and the corporate domicile was changed to the State of Nevada. On March 25, 1994, the Company name was changed to Phoenix Media Group, Ltd. On June 10, 2003, the Company discontinued its then-current operations, and transitioned to a development stage company. The Company did not proceed with its planned principal operations. On June 10, 2003, the Company name was changed to TecScan International, Inc.

         On February 18, 2004, the Company acquired 100% of the outstanding common stock of Very Basic Media, Inc., a company that was incorporated under the laws of the State of Nevada on October 28, 2003, in a reverse acquisition. On April 5, 2004, the acquisition of Very Basic Media, Inc. was rescinded. The Company returned 5,000,000 shares of Very Basic Media, Inc. common stock to Very Basic Media, Inc. in exchange for 35,000,000 shares of the Company's common stock; the Company then cancelled the 35,000,000 shares.

         On April 5, 2004, the Company acquired 100% of the outstanding common stock of Bio-Life Laboratories Corporation in a reverse acquisition. Bio-Life Laboratories Corporation was incorporated under the laws of the State of Nevada on July 11, 2003 as Crystal Labs Corporation. On February 2, 2004, Crystal Labs Corporation changed its name to Bio-Life Laboratories Corporation. When the reverse acquisition took place, a new reporting entity was created. Bio-Life Laboratories Corporation is considered the reporting entity for financial reporting purposes. On May 18, 2004, the Company changed its name to Bio-Life Labs, Inc.

BIO-LIFE LABORATORIES CORPORATION. Bio-Life Laboratories Corporation acquired exclusive worldwide rights to Carcinoderm, a topical ointment that in the estimation of the Company's management destroys skin cancer cells in patients who have been diagnosed with basal cell carcinoma, squamous cell carcinoma, and malignant melanoma in a one-time application that does not harm surrounding healthy tissue. Dr. David Karam, who has been appointed as one of the Registrant's directors, developed the product and is conducting what the Company believes are FDA- conforming clinical trials in the El Paso laboratory facility, where he is currently investigating other possible uses of and delivery systems for Carcinoderm in the treatment of other types of cancer, including tumors of the pancreas and brain.

THE PRODUCT. Carcinoderm is a topical ointment that is formulated to destroy skin cancer cells in a one-time application without harming surrounding healthy tissue. After the ointment has been applied to the affected area, a scab begins to form. In four to five weeks the scab falls off, leaving the underlying tissue in a hypersensitive state for approximately 48 hours. Skin coloration returns to normal after seven or eight weeks. At the 12-week mark, there is little evidence of tissue alteration and the treated area has totally returned to its previous thickness.

PRODUCT CLASSIFICATION AND REGULATION. Carcinoderm is made from plant material and other FDA-approved ingredients. Although Carcinoderm is classified as a nutraceutical, and thus does not require FDA approval, Dr. Karam has followed FDA guidelines, rules, and regulations applicable to a clinical research project to prepare for application for FDA approval (a product need not be classified as a pharmaceutical to receive FDA approval), as well as to establish its efficacy for health care professionals. When we apply for FDA approval for the product or a derivation of the product, FDA Phase I studies will already be in place.

PRODUCT FEATURES. We believe that the efficacy factor for Carcinoderm rivals other forms of skin cancer treatments, but with significant advantages:
|X| One-time application.
|X| No residual disfigurement.
|X| Does not harm surrounding healthy tissue.

         In the estimation of our management, the product also appears to act as a diagnostic tool. When Carcinoderm is applied to a cancer lesion, a pattern of red-colored finger projections radiate out from the treated area; these projections appear to be underlying cancer cells. Because the product does not attack healthy tissue, these finger projections do not appear when it is applied to a benign lesion.

PRODUCTION. We are currently producing the Carcinoderm ointment in a three-step segmented production process in the El Paso and Juarez lab facilities, and the local college. The first step in production is an extraction procedure from a group of plants. In a second step, the extracted material is heated in large ovens. The third and final step is mixing the product and putting it in plastic containers. We plan to produce the product in single-tube application with a peel-off top. One application of Carcinoderm measures approximately 0.5 grams.

CLINICAL TRIALS. Although we have not formally applied for FDA approval, Dr. Karam has been conducting clinical trials of Carcinoderm in compliance with FDA rules and procedures for over two years in order to document treatment results of the product in accordance with standards acceptable to qualified evaluators of the product.

THE MARKET. The American Cancer Society estimates that during 2004 approximately one million new cases of basal cell or squamous cell carcinoma and about 59,350 new cases of malignant melanoma, the deadliest type of skin cancer, will be diagnosed. The ACS further estimates that skin cancer will claim the lives of approximately 9,800 Americans, 7,900 as a result of melanoma. Since 1997 the incidence of new melanoma cases in the U.S. has increased at an average of more than 5% per year, one of the highest growth rates for any type of cancer. By 2000 there were over 510,000 living skin cancer patients in the U.S. who had been diagnosed with melanoma. Although death rates from basal cell and squamous cell carcinomas are low, the ACS indicates that these cancers can cause considerable damage and disfigurement if left untreated. Global skin cancer statistics are equally alarming. The World Health Organization indicates that, in 2000, the number of newly diagnosed cases of melanoma was 132,600, with 37,000 deaths reported.

         According to information compiled by our management, the cost to Medicare for the treatment of skin cancers in the United States is currently estimated at $ 13 billion per year. That figure, based on an analysis of CPT codes in a 5% cross section of the Medicare billing database, approaches the total cost to treat both prostate and breast cancer. While the incidence of breast and prostate cancers has remained relatively stable, diagnoses of skin cancers continue to rise. Reports of this phenomenon appear worldwide, however, tracking global treatment costs presents severe logistical challenges because of problems relating to reporting and lack of uniformity in the registry of skin cancer statistics.

RESEARCH AND DEVELOPMENT. Carcinoderm: The Double Blind randomized clinical trial to test the efficacy of Carcinoderm in the treatment of squamous cell carcinoma, basal cell carcinoma, and malignant melanoma is ongoing. Additional research goals for 2004 with respect to Carcinoderm are as follows:

|X| Define which receptor  provides the intake for the  Carcinoderm.
|X| Define the  metabolic  pathway  for the  activation  of  Carcinoderm.
|X|  Define  the long-term ramifications to tissue treated with Carcinoderm.
|X| Define which receptor is involved in the transference of the effects of Carcinoderm from cell to cell, yet spares healthy tissue.
|X| Define possible uses of Carcinoderm in the treatment of other types of tumor cells.

         Other Treatment Products and Methods: Dr. Karam has developed treatment formulas that appear to be effective in initial research for treating diabetes mellitus and hepatitis C. We have the right of first refusal on these products, but do not have rights to them at this time. Research goals for 2004 with respect to these treatments are as follows:

|X|  Identify  the  mechanism  of   action/efficacy   for  the  effects  of  the
nutraceutical formulation for Diabetes Mellitus. |X| Identify the mechanism of action/efficacy for the effects of the nutraceutical treatment for Hepatitis C.

PATENT. As of the date of this filing, provisional patent application for Caricinoderm has been filed. We anticipate that we will be filing an additional patent or patents in the last quarter of 2004.

RISKS. There are several risks typically associated with operations of this type, and the Registrant cannot guarantee it will achieve the ability to operate profitably. As a result of this transaction, the Registrant undertakes to disclose in its upcoming annual report, a description of risks inherent in operating its business, including product development, clinical trials, FDA approval, physician and patient acceptance, development and manufacture and sales of a marketable product, intellectual property and product liability.



                         ITEM 2 DESCRIPTION OF PROPERTY

         The Company currently leases approximately 824 square feet of office space at 9911 West Pico Boulevard, Suite 1410, Los Angeles, California, from Arden Realty Limited Partnership. The lease commenced on May 15, 2004 and has a lease term of four years. The lease payments for the first year are $1,648 per month, with the exception of the second and third months of the lease, in which the payments will be one-half of the monthly lease rate. The lease payments for the second year are $1,697 per month. The lease payments for the third year are $1,747 per month. The lease payments for the fourth year are $1,796 per month. A security deposit of $10,778 was paid by the Company upon the execution of the lease.

         In August 2004, the Company begaen leasing a facility to be used for research and development. The lease is to commence August 1, 2004 and has a lease term of ten years.



                            ITEM 3 LEGAL PROCEEDINGS


         A lawsuit was filed in the District Court of El Paso County, 34th Judicial District. Zack Thomas is seeking to enforce an alleged agreement between him and the principal shareholder of the Company under which the principal shareholder allegedly agreed to issue the Plaintiff 25% of the equity received by the principal shareholder for developing his invention in a predecessor company, Bio-Life Labs, Inc., for which the Plaintiff worked. Counsel to the Company has advised that the Company is only a nominal party necessary to resolve all issues between the Plaintiff and Defendant. The Company is not responsible for any sum of money or stock. However, should the Plaintiff prevail, the principle shareholder's percentage interest would be reduced from approximately 63% to 48%; no change of control would occur.

         The Company (formerly known as Phoenix Media Group, Ltd.) was delinquent on approximately $12,000 in condominium association dues on a property previously owned by the Company. The property was distributed to the former President of the Phoenix Media Group, Ltd. in June of 2003. The condominium association has filed a lawsuit to collect the past due fees. The lawsuit was settled during the year ended June 30, 2004. The amount due has been included in accounts payable.



                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS


         There were no matters submitted to a vote of shareholders during the period ended June 30, 2004.

                                     PART II



                       ITEM 5 MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS


         The stock is traded on the OTC Bulletin Board with the trading symbol BLFE.OB.

         The following table set forth the high and low bid of the Company's Common Stock for each quarter within the past two years:


             June 30, 2004:                  High                 Low
First Quarter                             $         1.90      $         0.17
Second Quarter                            $         4.50      $         1.20
Third Quarter                             $         1.80      $         0.27
Fourth Quarter                            $         1.90      $         0.56

             June 30, 2003                   High                 Low
First Quarter                             $         8.00      $         2.50
Second Quarter                            $        15.00      $         3.00
Third Quarter                             $        15.00      $         3.00
Fourth Quarter                            $        21.00      $         2.00

          The number of shareholders of record of the Company's common stock as of September 21, 2004 was approximately 874.

         The Company has not paid any cash dividends to date and does not anticipate paying cash dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Recent Sales of Unregistered Securities.

         The Company issued 39,000,000 shares of common stock during the year ended June 30, 2004. The stock was not sold through an underwriter and was not sold through a public offer. These sales are exempt under Regulation D Rule 506 of the Securities Act of 1933. (See Item &. Financial Statements, Statement of Stockholders' Equity, pages F - 7 through F - 9)

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Exchange Act requires the Company's directors, executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Commission reports regarding initial ownership and changes in ownership. Directors, executive officers, and greater than 10% stockholders are required by the Commission to furnish the Company with copies of all Section 16(a) forms they file.

         To the best of our knowledge, during the fiscal year ended June 30, 2004, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.


                       ITEM 6 MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OR PLAN OF OPERATIONS


         The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward- looking statements as a result of various factors, including those set forth under the caption "Business - Risk Factors". This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-KSB.

Overview

         We are a research-driven biotechnology company focused on discovery, development, and commercialization of treatments for cancer, diabetes mellitus, hepatitis C, and other diseases for which current treatments have limited efficacy, severe toxicity, and other negative results. Our signature product candidate Carcinoderm(TM) is a topical ointment that destroys skin cancer cells in patients who have been diagnosed with basal cell carcinoma, squamous cell carcinoma, and malignant melanoma, using a single application that does not harm surrounding healthy tissue. Carcinoderm is currently being studied in what we believe are FDA-conforming clinical trials in our laboratory facilities in El Paso, Texas. We are also investigating additional possible uses of and delivery systems for Carcinoderm that target various solid tumor cancers.

         In addition to Carcinoderm we have other product candidates in research and pre-clinical development, including a treatment for diabetes mellitus that in our estimation slows the destruction of pancreatic cells, and a product candidate for hepatitis C that we believe has implication in blocking the enzymes responsible for the destruction of tissue. We are not funding this research, however, we have the first right of refusal on any results that we choose to acquire.

         The information discussed herein is for Bio-Life-Labs' operations for the period from July 11, 2003 (inception) to June 30, 2004. As of June 30, 2004, our accumulated deficit was approximately $444,575. We may incur losses for the next several years as we continue development and prepare for the commercialization of our skin cancer product candidate Carcinoderm; expand the applications and delivery systems for Carcinoderm; expand in-house manufacturing capability to support the commercialization of Carcinoderm, as well as other product candidates; and expand our research and development programs.

         We have a limited history of operations as a biotechnology company. To date, we have funded our operations primarily through sales of equity securities in an exempt private placement.

         We  have  worldwide  manufacturing  and  commercialization   rights  to
Carcinoderm and any derivative products, and plan to market these products through our own sales force or through strategic alliances both in the United States and abroad. Agreements with potential collaborators may include joint marketing or promotion arrangements. Alternatively, we may grant exclusive marketing rights to potential collaborators in exchange for up-front fees, milestones and royalties on future sales, if any. We intend to manufacture Carcinoderm at our manufacturing facility in El Paso, Texas. We believe that our manufacturing facility will have the capacity to satisfy commercial demand for Carcinoderm for several years after the initial product launch.

         Our business is subject to significant risks, including the risks inherent in our ongoing clinical trial and the regulatory approval process; the results of our research and development efforts; and competition from other products and uncertainties associated with obtaining and enforcing patent rights.

         Clinical development timelines, achievement of success, and development costs vary widely. If we are successful in securing additional funding, we intend to apply for FDA (U. S. Food and Drug Administration) approval for Carcinoderm(TM) in 2005, and will focus our efforts on developing a clinical program that is fully responsive to the U.S. Food and Drug Administration's
(FDA) guidance on moving a product through the regulatory process. Although Carcinoderm is not by definition a pharmaceutical, and thus does not require FDA approval, we believe that we have followed FDA guidelines, rules, and regulations applicable to a clinical research project in order to prepare for application for FDA approval for the product (a product need not be classified as a pharmaceutical to receive FDA approval), as well as to document its efficacy.

         Product candidate completion dates and completion costs vary significantly and are difficult to estimate. The expenditure of substantial resources will be required for the lengthy process of clinical development and obtaining regulatory approval as well as to comply with applicable regulations. Any failure by us to obtain, or any delay in obtaining, regulatory approval could cause our research and development expenditures to increase and, in turn, have a material adverse effect on our results of operations. We cannot be certain when any net cash inflows from Carcinoderm or any of our other development projects will commence.

Results of Operations - The Company is in the development stage. For the period from July 11, 2003 (inception) to June 30, 2004, the Company had net loss of $445,575. The loss is primarily due to start-up expenses of a new company, and costs associated with the reverse merger. General and administrative expenses included $419,252 paid for attorneys, accountants, and regulatory expenses.

Liquidity and Capital Resources - Our future capital uses and requirements depend on numberous forward-looking factors. These factors include, but are not limited to the following:

o         the progress of our research activities;
o         the number and scope of our research programs;
o         the progress of our pre-clinical development activities;

o        our ability to establish and maintain strategic collaborations;
o the costs involved in enforcing or defending patent claims and other intellectual property rights;
o        the costs and timing of regulatory approvals;
o the costs of establishing or expanding manufacturing, sales and distribution capabilities;
o        the success of the  commercialization of Carcinoderm;  and
o        the  extent  to  which  we   acquire  or  invest  in  other   products,
         technologies and business.

         To date, we have funded our operations primarily through the sale of equity securities in an exempt private placement. Through June 30, 2004, we received aggregate net proceeds of approximately $477,875 from the sale of exempt private placement equity securities.

         Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of exempt private offerings of our equity securities. In addition, we may finance future cash needs through the sale of additional equity securities, strategic collaboration agreements, and debt financing. However, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that our existing cash resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Off-Balance Sheet Arrangements

         Through June 30, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us, or our related parties.

Factors That May Affect Future Results - Management's Discussion and Analysis contains information based on management's beliefs and forward-looking statements that involved a number of risks, uncertainties, and assumptions. There can be no assurance that actual results will not differ materially for the forward-looking statements as a result of various factors, including but not limited to the following:

         The  foregoing   statements   are  based  upon   management's   current
assumptions.

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


                                    PART III


               ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                                THE EXCHANGE ACT


Executive Officers and Directors

         The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's   Name                Age           Office                                 Term Expires

Nancy LeMay                         50      President/Secretary/
                                            Director                      Next annual shareholder meeting

David Karam                         39      Director                      Next annual shareholder meeting

Joseph McGhie                       52      Chief Financial Officer/
                                            Director                      Next annual shareholder meeting

NANCY LEMAY. On April 8, 2004, Ms. LeMay was appointed as President, Secretary and as a member of our Board of Directors. Ms. LeMay is also the president and a director of Bio-Life Labs, Inc. An entrepreneur and business leader for over 20 years, Ms. LeMay has been active in the concept design, launch, and operation of start-up businesses facing break-in market and rapid expansion challenges, including gaming, construction components manufacturing, insurance product and program design, and healthcare corporate finance.

         Ms. LeMay began her career with the Internal Revenue Service ("IRS"), where she rose through the ranks as a Revenue Officer and Revenue Agent, acting finally as Chief of Special Procedures where she advised Examination and Collection Division personnel regarding the highly specialized, technical and complex aspects of Federal taxation, including insolvencies, trusts and decedent estates, Federal Tax Lien issues, transferee and jeopardy assessments, and redemption rights. During her employment with the IRS, Ms. LeMay completed extensive coursework in personal, corporate, and estate and trust taxation. Ms. LeMay was also a frequent Regional Lead Instructor for Revenue Officer and Revenue Agent training programs.

         Following her IRS service, Ms. LeMay joined the State of Nevada's Gaming Control Board as a Financial Agent, performing complex financial investigations of corporate gaming license applicants, and presenting transaction and other financial analysis to Board members for application determination. Since leaving government service, Ms. LeMay has been both a consultant to and involved in the senior management of early stage businesses, bringing concepts to commercial reality by working with investors and lenders, other executives, and customers within service, manufacturing, and retail industry sectors. Ms. LeMay was educated at the University of Nevada at Reno, where she studied accounting. Ms. LeMay is not an officer or director or director of any other reporting company.

DAVID KARAM, M.D., Ph.D. As of April 8, 2004, Dr. Karam was appointed as a member of our Board of Directors. Dr. Karam is Executive Vice President and Chief Medical Officer, and a member of the Board of Directors of Bio-Life Labs, Inc. In his role as Executive Vice President and Chief Medical Officer Dr. Karam is responsible for Bio-Life's Medical Affairs, Regulatory Affairs, Research and Product Development, Development Sciences, and Quality functions. Prior to joining Bio-Life Labs, Dr. Karam was the Director of Scientific Research for ZDS Center for Human Performance and Biotechnology Labs, L.L.C. in El Paso, Texas. While at ZDS, Dr. Karam's research was centered on continuing development of an adjunctive treatment for basal cell carcinoma, squamous cell carcinoma, and malignant melanoma skin cancers. Dr. Karam's 10-year career in medical research included a focus on CNS regenerative work and receptive field expansion; his research in these areas resulted in the development of a spinal fusion device as well as a publication on the efficacy of implantable spinal stimulation and it's efficacy for the control of intractable pain. In earlier years Dr. Karam was a volunteer assistant through Emory University with the Center for Disease Control in the research of the Ebola virus; he also assisted on the Necrotizing Fascitis projects.

         In addition to his work at Bio-Life Labs, Dr. Karam holds a board position with the St. Luke School of Medicine where he is the Director of Doctoral Programs and Adjunct Professor in Neurosciences. He has also served as an Adjunct Professor in the Physical Therapy Program with El Paso Community College, where he wrote the class text; developed the examination material; and taught Functional Anatomy as well as the Board Review Class for the Physical Therapist Assistant

State licensure exam. Dr. Karam was a lead instructor in a course entitled Microsurgical Management of Carpal Tunnel Syndrome, taught in conjunction with the University of Juarez, Mexico, and in earlier years taught as a Graduate Assistant in Organic Chemistry under the direction of Dr. Jack Duff at Kennesaw State University.

         Dr. Karam has published two textbooks: Gross Anatomy of the Head and Neck, and Neuroscience - a New Horizon. He has presented papers to the Music Therapy Association in the Anatomic Basis of Hearing and Music Association, and on the Anatomic Basis of Evoked Emotion and the Neuro-Anatomic Basis of Music; to the Chemistry Society on the Utilization of NMR for the Identification of 3D molecular structures; to the Athletic Trainers Association of Texas on Concussion and the Neurophysiologic basis of Concussive Syndrome; and has made additional scientific presentations on Steroids and Sports Medicine to the Ohio Chapter of the American Physical Therapy Association, and Receptive Field Expansion at Emory University. Dr. Karam developed a computer program for the containment of possible Chemical Weapons of Mass Destruction in conjunction with Daniels and Associates of Phoenix, Arizona. Dr. Karam is a member of the American Chemical Society; the International Brain Research Organization; the Cognitive Neuroscience Society; the Royal Society of Neuroscience; the American Physiology Society; the American Academy of Anti-aging; the American Academy of Neurological Surgeons; and the American Academy of Orthopedic and Neurologic Surgeons. In 2004 Dr. Karam was listed in the Empire Who's Who. Dr. Karam holds a Bachelor of Science degree in Business Management and received his Doctor of Medicine degree from St. Luke School of Medicine; he completed post- doctoral work in Neuroscience and Biochemistry. Dr. Karam is not an officer or director of any other reporting company.

JOSEPH G. MCGHIE. LL.B, M.B.A. As of April 8, 2004, Mr. McGhie was appointed as a member of our Board of Directors. Mr. McGhie is also our Chief Financial Officer. Mr. McGhie is an experienced investment banking and corporate finance dealmaker, having initiated and completed transactions valued at more than $750,000,000. Mr. McGhie has been active in arranging sale, finance, merger, and strategic alliance transactions since 1974, and has specialized in assisting early stage and middle market companies in California, Nevada and Arizona since 1985. A frequent speaker at industry and community associations, we believe Mr. McGhie is known for developing creative solutions to complex and challenging corporate finance situations. His expertise includes identifying equity investors for private, high growth companies, creating innovative capital structures, and arranging mergers, acquisitions, strategic partnerships and alliances.

         As a strong supporter of graduate level education, Mr. McGhie has been involved with the Anderson Graduate School of Business Administration, The University of Southern California, University of Nevada Las Vegas, and Harvard Business School Association in Orange County and Los Angeles. Mr. McGhie holds a Bachelor of Laws degree (LL.B.) from the University of Alberta, Canada and an MBA with Second Year Honors from the Harvard Business School. Mr. McGhie is not an officer or director of any other reporting company.

         There is no family relationship between any of our officers or directors. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Audit Committee Financial Expert

         The Company's board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee member who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts," and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."



                         ITEM 10 EXECUTIVE COMPENSATION


         None of the executive officer's salary and bonus exceeded $100,000 during the any of the Company's last two fiscal years.



                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT


         The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 13, 2004, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.


                           Name and Address                   Amount & Nature                    Percent
Title of Class             of Beneficial Owner                of Beneficial Owner                of Class

Common Stock               Nancy LeMay                        1,084,009 shares                   2.30%
                           9911 W. Pico Boulevard,            President, Secretary
                           Ste. 1410, and Director Los Angeles, CA 90035

Common Stock               David Karam                        29,609,660 shares                  62.88%
                           9911 W. Pico Boulevard,            Director
                           Ste. 1410, Los Angeles, CA 90035

Common Stock               Joseph McGhie                      200,000 shares                     0.42%
                           9911 W. Pico Boulevard,            Chief Financial Officer
                           Ste. 1410, and Director Los Angeles, CA 90035

Common Stock               All directors and named            30,893,669 shares                  65.60%
                           executive officers as a
                           group



             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         There are none to report.



                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K


      (a) The following documents are filed as part of this report.

1. Financial Statements Page

Report of Robison, Hill & Co., Independent Certified Public Accountants.....F-1
Balance Sheets
 June 30, 2004..............................................................F-3
Statements of Loss

  For the Period from July 11, 2003 (inception) to June 30, 2004............F-5
Statement of Stockholders' Equity
  For the Period from July 11, 2003 (inception) to June 30, 2004............F-6
Statements of Cash Flows
  For the Period from July 11, 2003 (inception) to June 30, 2004............F-7
Notes to Financial Statements
 June 30, 2004..............................................................F-8

2.     Financial Statement Schedules

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.     Exhibits
                        The following exhibits are included as part of this report:
Exhibit
Number           Title of Document


31.1     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.
31.2     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.
32.1     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.
32.2     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

     (b) Reports Filed on Form 8-K

         On May 18,  2004,  the  Company  filed a Form 8-K under  Item 5,  Other
Events.

                               BIO-LIFE LABS, INC.
                          (TecScan International, Inc.)
                          (A Development Stage Company)

                                      - : -

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2004

                                TABLE OF CONTENTS


                                                                                                              Page

Independent Auditor's Report....................................................................................F-1

Balance Sheets
   June 30, 2004................................................................................................F-3

Statements of Operations
   For the Period  from July 11, 2003  (inception)  to June 30, 2004 And for the
   Cumulative Period from July 11, 2003 (inception)
   To June 30, 2004.............................................................................................F-5

Statement of Stockholders' Equity
   From July 11, 2003 (inception) to June 30, 2004 .............................................................F-6

Statements of Cash Flows
   For the Period  from July 11, 2003  (inception)  to June 30, 2004 And for the
   Cumulative Period from July 11, 2003 (inception)
   To June 30, 2004.............................................................................................F-7

Notes to the Financial Statements
   June 30, 2004................................................................................................F-8

               Report of Independent Certified Public Accountants

Audit Committee
Bio-Life Labs, Inc.
(Formerly TecScan International, Inc.)
(A Development Stage Company)

         We have audited the accompanying balance sheets of Bio-Life Labs, Inc. (formerly TecScan International, Inc.) (a development stage company) as of June 30, 2004, and the related statements of operations and cash flows for the period from July 11, 2003 (inception) to June 30, 2004, and the statement of changes in stockholders' equity for the period from July 11, 2003 (inception) to June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-Life Labs, Inc. (formerly TecScan International, Inc.) (a development stage company) as of June 30, 2004, and the results of its operations and its cash flows for the period from July 11, 2003 (inception) to June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                    Respectfully submitted,



                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants



Salt Lake City, Utah
October 13, 2004

                               BIO-LIFE LABS, INC.
                     (Formerly TecScan International, Inc.)
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                                       June 30,
                                                                                                        2004
                                                                                                  -----------------

ASSETS:

Current Assets
Cash                                                                                              $         125,030
Other receivable                                                                                              5,800
                                                                                                  -----------------
        Total Current Assets                                                                                130,830
                                                                                                  -----------------

Fixed Assets
Furniture and Fixtures                                                                                       10,417
Computer Equipment                                                                                            3,015
Less Accumulated Depreciation                                                                                  (239)
                                                                                                  -----------------
        Net Fixed Assets                                                                                     13,193
                                                                                                  -----------------

Intangible Assets
Product Rights                                                                                              279,610
Less Accumulated Amortization                                                                                (5,825)
                                                                                                  -----------------
        Net Intangible Assets                                                                               273,785
                                                                                                  -----------------

Other Assets
Deposits                                                                                                     10,778
                                                                                                  -----------------

       Total Assets                                                                               $         428,586
                                                                                                  =================

                               BIO-LIFE LABS, INC.
                     (Formerly TecScan International, Inc.)
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (continued)

                                                                                                       June 30,
                                                                                                        2004
                                                                                                  -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                                                                  $          79,439
                                                                                                  -----------------

        Total Current Liabilities                                                                            79,439
                                                                                                  -----------------

Stockholders' equity
   Series A  convertible  preferred  stock (par value  $.01),  5,000,000  shares authorized, no shares issued or
      Outstanding at June 30, 2004                                                                                -
   Common Stock (par value $.001), 50,000,000 shares
      Authorized, 47,091,805 shares issued and outstanding at
      June 30, 2004                                                                                          47,092
Paid in capital in excess of par value                                                                      746,630
Deficit accumulated during development stage                                                               (444,575)
                                                                                                  -----------------

        Total Stockholders' Equity (Deficit)                                                                349,147
                                                                                                  -----------------

        Total Liabilities and Stockholders' Equity                                                $         428,586
                                                                                                  =================














   The accompanying notes are an integral part of these financial statements.

                               BIO-LIFE LABS, INC.
                     (Formerly TecScan International, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                For the Period         Since
                                                                                     from           July 11, 2003
                                                                                July 11, 2003       Inception of
                                                                                      to            Development
                                                                                June 30, 2004          Stage
                                                                              ------------------ ------------------
Revenue:                                                                      $                - $                -
                                                                              ------------------ ------------------

Operating Expenses
Professional Fees                                                                        419,252            419,252
General and Administrative                                                                25,323             25,323
                                                                              ------------------ ------------------

     Total Operating Expenses                                                            444,575            444,575
                                                                              ------------------ ------------------

Net Income (Loss)                                                             $         (444,575)$         (444,575)
                                                                              ================== ==================

Income (Loss) Per Common Share                                                $           (0.03)
                                                                              ==================

Weighted Average Shares Outstanding                                                   14,498,394
                                                                              ==================
















   The accompanying notes are an integral part of these financial statements.

                               BIO-LIFE LABS, INC.
                     (Formerly TecScan International, Inc.)
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                    Deficit
                                                                                                                  Accumulated
                                                                                                                     Since
                                                                                                                    July 11,
                                                                                                                      2003
                                                                                                 Capital in       Inception of
                                                                           Common Stock           Excess of       Development
                                                  -------------------------------------
                                                             Shares              Amount           Par Value          Stage
                                                  -----------------   -----------------  ------------------  ----------------------
Balance July 11, 2003 (Inception)                                 -   $               -  $                -  $                    -

Shares issued to acquire product
     rights                                              29,609,660              29,610                   -                       -

Shares issued for cash                                    2,720,121               2,720             475,155                       -

Shares issued for expenses                                2,670,219               2,670             331,107                       -

To record merger with Bio-Life
     Laboratories Corporation                            12,091,805              12,092             (59,632)                      -

Net Loss                                                          -                   -                   -                (444,575)
                                                  -----------------   -----------------  ------------------  ----------------------
                                                                                                                                  -
Balance at June 30, 2004                                 47,091,805   $          47,092  $          746,630  $             (444,575)
                                                  =================   =================  ==================  ======================
















   The accompanying notes are an integral part of these financial statements.

                               BIO-LIFE LABS, INC.
                     (Formerly TecScan International, Inc.)
                             STATEMENTS OF CASH FLOW

                                                                                                                   Deficit
                                                                                                                 Accumulated
                                                                                            For the Period          Since
                                                                                                 from           July 11, 2003
                                                                                            July 11, 2003        Inception of
                                                                                                  to             Development
Cash Flows From Operating Activities:                                                       June 30, 2004           Stage
                                                                                          ------------------  ------------------
Net income (loss)                                                                         $         (444,575) $         (444,575)
Adjustments to reconcile net income (loss) to net cash
   Provided by (Used in) operating activities:
      Depreciation and amortization                                                                    6,064               6,064
      Stock issued for services                                                                      333,777             333,777
   Change in operating assets and liabilities:
      (Increase) Decrease in other receivable                                                         (5,800)             (5,800)
      (Increase) Decrease in deposits                                                                (10,778)            (10,778)
      Increase (Decrease) in accounts payable                                                         31,899              31,899
      Increase (Decrease) in accrued expenses                                                              -                   -
                                                                                          ------------------  ------------------
Net cash used in operating activities                                                                (89,413)            (89,413)
                                                                                          ------------------  ------------------

Cash Flows From Investing Activities:
Purchase of property and equipment                                                                   (13,432)            (13,432)
Purchase of product rights                                                                          (250,000)           (250,000)
                                                                                          ------------------  ------------------
Net cash used in investing activities                                                               (263,432)           (263,432)
                                                                                          ------------------  ------------------

Cash Flows From Financing Activities:
Proceeds from sale of stock                                                                          477,875             477,875
                                                                                          ------------------  ------------------
Net cash provided by (used in) financing activities                                                  477,875             477,875
                                                                                          ------------------  ------------------

Net increase (decrease) in cash and cash equivalents                                                 125,030             125,030
Cash and cash equivalents at beginning of period                                                           -                   -
                                                                                          ------------------  ------------------

Cash and cash equivalents at end of period                                                $          125,030  $          125,030
                                                                                          ==================  ==================

Supplemental Disclosure of Cash Flow Information:
   Interest                                                                               $                -  $                -
   Income taxes                                                                           $                -  $                -
Supplemental Schedule of Non-Cash Investing and Financing Activities: None






   The accompanying notes are an integral part of these financial statements.

                               BIO-LIFE LABS, INC.
                     (Formerly TecScan International, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

         This summary of accounting policies of Bio-Life Labs, Inc. (formerly TecScan International, Inc.) (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

         The Company was organized under the laws of the State of Utah on December 5, 1985 as Bullseye Corp. On June 22, 1992 the name of the Company was changed to Natural Solutions, Ltd. and the corporate domicile was changed to the State of Nevada. On March 25, 1994, the Company name was changed to Phoenix Media Group, Ltd. On June 10, 2003, the Company discontinued its then-current operations, and transitioned to a development stage company. The Company did not proceed with its planned principal operations. On June 10, 2003, the Company name was changed to TecScan International, Inc.

         On February 18, 2004, the Company acquired 100% of the outstanding common stock of Very Basic Media, Inc., a company that was incorporated under the laws of the State of Nevada on October 28, 2003, in a reverse acquisition. On April 5, 2004, the acquisition of Very Basic Media, Inc. was rescinded. The Company returned 5,000,000 shares of Very Basic Media, Inc. common stock to Very Basic Media, Inc. in exchange for 35,000,000 shares of the Company's common stock; the Company then cancelled the 35,000,000 shares.

         On April 5, 2004, the Company acquired 100% of the outstanding common stock of Bio-Life Laboratories Corporation in a reverse acquisition. Bio-Life Laboratories Corporation was incorporated under the laws of the State of Nevada on July 11, 2003 as Crystal Labs Corporation. On February 2, 2004, Crystal Labs Corporation changed its name to Bio-Life Laboratories Corporation. When the reverse acquisition took place, a new reporting entity was created. Bio-Life Laboratories Corporation is considered the reporting entity for financial reporting purposes. On May 18, 2004, the Company changed its name to Bio-Life Labs, Inc.

Nature of Business

         Bio-Life Laboratories Corporation acquired exclusive worldwide rights to Carcinoderm, a topical ointment that in the estimation of the Company's management destroys skin cancer cells in patients who have been diagnosed with basal cell carcinoma, squamous cell carcinoma, and malignant melanoma in a one-time application that does not harm surrounding healthy tissue. Dr. David Karam, who has been appointed as one of the Registrant's directors, developed the product and is conducting what the Company believes are FDA-conforming clinical trials in the El Paso laboratory facility, where he is currently investigating other possible uses of and delivery systems for Carcinoderm in the treatment of other types of cancer, including tumors of the pancreas and brain.

                               BIO-LIFE LABS, INC.
                     (Formerly TecScan International, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (continued)

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

         There are no dilutive outstanding common stock equivalents at June 30, 2004.

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

                               BIO-LIFE LABS, INC.
                     (Formerly TecScan International, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

Depreciation and Amortization

         Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Fixed assets consisted of the following at June 30, 2004:


Furniture and Fixtures                                        $          10,417
Computer Equipment                                                        3,015

Less accumulated depreciation                                              (239)
                                                              -----------------

Total                                                         $          13,193
                                                              =================

         Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

         Total depreciation expense for the period from July 11, 2003 to June 30, 2004 was $239.

         The Company has adopted the Financial Accounting Standards Board SFAS No., 142, "Goodwill and Other Intangible Assets." SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142.

         Intangible Assets consisted of the following at June 30, 2004:


              Intangible Asset                      Amortization          Amortization Period
--------------------------------------------      -----------------    --------------------------
Product Rights                                    $         279,610             20 Years
Less accumulated amortization                                (5,825)
                                                  -----------------

Total                                             $         273,785
                                                  =================

                               BIO-LIFE LABS, INC.
                     (Formerly TecScan International, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

         Total amortization expense for the period from July 11, 2003 to June 30, 2004 was $5,825.

         The estimated amortization for the next five years is as follows:


2004                                         $            13,980
2005                                                      13,980
2006                                                      13,980
2007                                                      13,980
2008                                                      13,980
                                             -------------------
Total                                        $            69,900
                                             ===================

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

Common Stock

         In February 2004, the Company issued 29,609,660 shares of common stock to acquire product rights. The shares were valued at $29,610.

         In February and March 2004, the Company issued 2,720,121 shares of common stock for cash of $477,875.

         In February and March 2004, the Company issued 2,670,219 shares of common stock for services valued at $333,777.

         On April 5, 2004, the Company acquired Bio-Life Laboratories Corporation ("Bio-Life") in a reverse acquisition. In the acquisition, the Company issued 35,000,000 shares of common stock, par value $.001, in exchange for all of the outstanding shares of Bio-Life (35,000,000 shares, par value $.0001).

                               BIO-LIFE LABS, INC.
                     (Formerly TecScan International, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (continued)

NOTE 2 - CAPITAL TRANSACTIONS (continued)

         Also on April 5, 2004, an additional 12,091,786 shares of common stock were issued to the previous owners of TecScan International, Inc. This entry was recorded by a credit to common stock of $12,092 and a debit to paid-in capital of $32,025.

NOTE 3 - DEVELOPMENT STAGE COMPANY AND GOING CONCERN

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

         Since inception, the Company has incurred recurring losses from operations and has an accumulated deficit of $445,575 since the inception of the development stage on July 11, 2003. For the period from July 11, 2003
(inception) to June 30, 2004, the Company incurred losses of $445,575. This condition raises substantial doubt about the Company's ability to continue as a going concern.

         Continuation of the Company as a going concern is dependent upon obtaining additional working capital and management has developed a strategy, which it believes will accomplish this objective through additional equity funding which will enable the Company to operate in the future. However, there can be no assurance that the Company will be successful with its efforts to raise additional capital. The inability of the Company to secure additional financing in the near term could adversely impact the Company's business, financial position and prospects.

NOTE 4 - LEASE COMMITMENT

         The Company currently leases approximately 824 square feet of office space at 9911 West Pico Boulevard, Suite 1410, Los Angeles, California, from Arden Realty Limited Partnership. The lease commenced on May 15, 2004 and has a lease term of four years. The lease payments for the first year are $1,648 per month, with the exception of the second and third months of the lease, in which the payments will be one-half of the monthly lease rate. The lease payments for the second year are $1,697 per month. The lease payments for the third year are $1,747 per month. The lease payments for the fourth year are $1,796 per month. During the first and second month of the first year of the lease, the lease A security deposit of $10,778 was paid by the Company upon the execution of the lease.

                               BIO-LIFE LABS, INC.
                     (Formerly TecScan International, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (continued)

NOTE 4 - LEASE COMMITMENTS (continued)

         The minimum future lease payments under these leases for the next five years are:


            Year Ended June 30,
-------------------------------------------
         2005                                             $       18,614
         2006                                                     20,440
         2007                                                     21,038
         2008                                                     18,858
         2009                                                          -
                                                          --------------
         Total minimum future lease payments              $       78,950
                                                          ==============

NOTE 5 - PRODUCT RIGHTS

         On February 27, 2004, the Company entered into an agreement David Wade Karam, M.D./Ph.D. ("the licensor"), whereby the licensor has granted to the Company the exclusive right to market, sell, distribute and use a skin cancer treatment that has been used to successfully treat skin cancer patients with Basal Cell Carcinoma, Squamous Cell Carcinoma, and Melanoma in clinical trials. The agreement is for a period of twenty years. The Company paid the licensor $250,000 in cash, and issued the licensor 29,609,660 shares of the Company's common stock, valued at $29,610. The Company has booked an intangible asset of $279,610, and is amortizing the intangible asset over a period of twenty years.

NOTE 6 - INCOME TAXES

         As of June 30, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $445,000 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

                               BIO-LIFE LABS, INC.
                     (Formerly TecScan International, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (continued)

NOTE 7 - LITIGATION

         The Company (formerly known as Phoenix Media Group, Ltd.) was delinquent on approximately $12,000 in condominium association dues on a property previously owned by the Company. The property was distributed to the former President of the Phoenix Media Group, Ltd. in June of 2003. The condominium association has filed a lawsuit to collect the past due fees. The lawsuit was settled during the year ended June 30, 2004. The amount due has been included in accounts payable.

NOTE 8 - ACQUISITION

         On April 5, 2004, the Company acquired 100% of the outstanding common stock of Bio-Life Laboratories Corporation in a reverse acquisition. The Company issued 35,000,000 shares of common stock to acquire all of the outstanding common stock of Bio-Life Laboratories Corporation. When the reverse acquisition took place, a new reporting entity was created. Bio-Life Laboratories Corporation is considered the reporting entity for financial reporting purposes.

NOTE 9 - SUBSEQUENT EVENTS

         In August 2004, the Company began leasing a facility to be used for research and development. The lease is to commence August 1, 2004 and has a lease term of ten years.

                        ITEM 14. CONTROLS AND PROCEDURES


         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this annual report on Form 10- KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this annual report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report on Form 10-KSB, and

                  (ii) the financial statements, and other financial information included in this annual report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report on Form 10-KSB.

         There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.



                  ITEM 15. PRINCIPAL ACCOUNTANT FEES & SERVICES


         The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended June 30, 2004 and 2003:


           Service                                     2004                   2003
------------------------------                  ------------------     ------------------
Audit Fees                                      $           13,098     $           13,351
Audit-Related Fees                                               -                      -
Tax Fees                                                       557                    152
All Other Fees                                                   -                      -
                                                ------------------     ------------------
Total                                           $           13,655     $           13,503
                                                ==================     ==================

Audit Fees. Consists of fees billed for professional services rendered for the audits of our consolidated financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Robison, Hill & Company in connection with statutory and regulatory filings or engagements.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

         The Audit Committee, is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

         The Audit Committee pre-approved 100% of the Company's 2003 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2003, the effective date of the Securities and Exchange Commission's final pre-approval rules.

                                   SIGNATURES


         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               BIO-LIFE LABS, INC.

Dated: October 14, 2004                        By  /S/     Nancy LeMay
                                               ------------------------------
                                               Nancy LeMay
                                               President, Secretary, Director
                                               (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 14th day of October 2004.

Signatures                                             Title

/S/     Nancy LeMay
Nancy LeMay                                    President, Secretary, Director
                                               (Principal Executive Officer)


/S/     Joseph McGhie
Joseph McGhie                                  Chief Financial Officer, Director
                                               (Principal Financial Officer)

/S/     David Karam
David Karam                                    Director