Form 10QSB
period 2004-09-30
BIO-LIFE LABS INC.
filed 2004-11-19
CIK 899049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One)
[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

              For the quarterly period ended: September 30, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

                        For the transition period from To

                         Commission file number 0-21376

                               BIO-LIFE LABS, INC.
                              --------------------
        (Exact name of small business issuer as specified in its charter)

              NEVADA                                                 33-0714007
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

       9911 West Pico Boulevard, Suite 1410, Los Angeles, California 90035
                    (Address of principal executive offices)

                                 (310) 943-6445
                                 --------------
                           (Issuer's telephone number)


              (Former name, former address and former fiscal year,
                         if changed since lastreport.)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practical date: September 30, 2004    47,091,805
                                         --------------------------------

  Transitional Small Business Disclosure Format (check one).  Yes( );  No (X)

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS




                               BIO-LIFE LABS, INC.
                     (Formerly TecScan International, Inc.)
                          (A Development Stage Company)

                                 BALANCE SHEETS





                                 (UNAUDITED)
                                  SEPTEMBER 30,        JUNE30,
                                     2004               2004
                              ------------------- -------------------

                       ASSETS:

                Current Assets
                          Cash           $32,638            $125,030
              Other receivable             5,800               5,800
                              ------------------- -------------------
          Total Current Assets            38,438             130,830
                              ------------------- -------------------

                  Fixed Assets
        Furniture and Fixtures            10,662              10,417
            Computer Equipment             3,015               3,015
 Less Accumulated Depreciation           (1,001)               (239)
                              ------------------- -------------------
              Net Fixed Assets            12,676              13,193
                              ------------------- -------------------

              =Intangible Assets
                Product Rights           279,610             279,610
 Less Accumulated Amortization           (9,320)             (5,825)
                              ------------------- -------------------
         Net Intangible Assets           270,290             273,785
                              ------------------- -------------------

                  Other Assets
                      Deposits            10,778              10,778
                              ------------------- -------------------

                  Total Assets          $332,182            $428,586
                              =================== ===================

                               BIO-LIFE LABS, INC.
                     (Formerly TecScan International, Inc.)
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (continued)

                                                           (UNAUDITED)
                                                           SEPTEMBER 30,         JUNE 30,
                                                               2004                2004
                                                         -----------------   -----------------
                   LIABILITIES AND STOCKHOLDERS' EQUITY

         Current Liabilities
                                       Accounts payable  $         60,662    $         79,439
                                                         -----------------   -----------------

                              Total Current Liabilities            60,662              79,439
                                                         -----------------   -----------------

        Stockholders' equity
 Series A convertible preferred stock (par value $.01),
       5,000,000 shares authorized, no shares issued or
    Outstanding at September 30, 2004 and June 30, 2004                 -                   -
      Common Stock (par value $.001), 50,000,000 shares
Authorized, 47,091,805 shares issued and outstanding at
                   September 30, 2004 and June 30, 2004            47,092              47,092
                 Paid in capital in excess of par value           746,630             746,630
           Deficit accumulated during development stage          (522,202)           (444,575)
                                                         -----------------   -----------------

                   Total Stockholders' Equity (Deficit)           271,520             349,147
                                                         -----------------   -----------------

             Total Liabilities and Stockholders' Equity  $        332,182    $        428,586
                                                         =================   =================














   The accompanying notes are an integral part of these financial statements.

                               BIO-LIFE LABS, INC.
                               -------------------
                     (Formerly TecScan International, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                        (UNAUDITED)       DEFICIT
                                       (UNAUDITED)    FOR THE PERIOD    ACCUMULATED
                                         FOR THE           FROM            SINCE
                                       THREE MONTHS    JULY 11, 2003   JULY 11, 2003
                                          ENDED             TO         INCEPTION OF
                                      SEPTEMBER 30,    SEPTEMBER 30,    DEVELOPMENT
                                           2004            2003            STAGE
                                     --------------- ---------------- -----------------
Revenue:                             $             - $             -   $           -
                                     --------------- ---------------- -----------------

Operating Expenses
Professional Fees                             37,392             865         456,644
General and Administrative                    40,235           2,370          65,558
                                     --------------- ---------------- -----------------

     Total Operating Expenses                 77,627           3,235         522,202
                                     --------------- ---------------- -----------------

Net Income (Loss)                    $       (77,627 $        (3,235)  $    (522,202)
                                     =============== ================ =================

Income (Loss) Per Common Share       $             - $             -
                                     =============== ===============

Weighted Average Shares Outstanding       47,091,805               -
                                     =============== ===============












   The accompanying notes are an integral part of these financial statements.

                               BIO-LIFE LABS, INC.
                               -------------------
                     (Formerly TecScan International, Inc.)
                             STATEMENTS OF CASH FLOW

                                                                                       (UNAUDITED)         DEFICIT
                                                                   (UNAUDITED)       FOR THE PERIOD      ACCUMULATED
                                                                     FOR THE              FROM              SINCE
                                                                   THREE MONTHS      JULY 11, 2003      JULY 11, 2003
                                                                      ENDED                TO            INCEPTION OF
                                                                  SEPTEMBER 30,      SEPTEMBER 30,       DEVELOPMENT
CASH FLOWS FROM OPERATING ACTIVITIES:                                  2004               2003              STAGE
-------------------------------------                           -------------------------------------- -----------------
Net income (loss)                                                $         (77,627)  $         (3,235)  $      (522,202)
Adjustments to reconcile net income (loss) to net cash
   Provided by (Used in) operating activities:
      Depreciation and amortization                                          4,258                  -            10,322
      Stock issued for services                                                  -                  -           333,777
   Change in operating assets and liabilities:
      (Increase) Decrease in other receivable                                    -                  -           (5,800)
      (Increase) Decrease in deposits                                            -                  -          (10,778)
      Increase (Decrease) in accounts payable                              (18,777)              3,235            13,122
                                                                -------------------------------------- -----------------
Net cash used in operating activities                                      (92,146)                  -         (181,559)
                                                                -------------------------------------- -----------------

Cash Flows From Investing Activities:
Purchase of property and equipment                                            (246)                  -          (13,678)
Purchase of product rights                                                       -                   -         (250,000)
                                                                -------------------------------------- -----------------
Net cash used in investing activities                                         (246)                  -         (263,678)
                                                                -------------------------------------- -----------------

Cash Flows From Financing Activities:
Proceeds from sale of stock                                                      -                   -           477,875
                                                                -------------------------------------- -----------------
Net cash provided by (used in) financing activities                              -                   -           477,875
                                                                -------------------------------------- -----------------

Net increase (decrease) in cash and cash equivalents                       (92,392)                  -            32,638
Cash and cash equivalents at beginning of period                           125,030                   -                 -
                                                                -------------------------------------- -----------------

Cash and cash equivalents at end of period                       $          32,638   $               -  $         32,638
                                                                ====================================== =================

Supplemental Disclosure of Cash Flow Information:
   Interest                                                                          $               -  $              -
   Income taxes                                                                      $               -  $              -
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

Interim Reporting

         The unaudited financial statements as of September 30, 2004, and for the three month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                               BIO-LIFE LABS, INC.
                     (Formerly TecScan International, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (continued)

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

         There are no dilutive outstanding common stock equivalents at September 30, 2004.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

                               BIO-LIFE LABS, INC.
                     (Formerly TecScan International, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)



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

Depreciation and Amortization

         Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Fixed assets consisted of the following at September 30, 2004 and June 30, 2004, respectively:


                                          (UNAUDITED)
                                          SEPTEMBER30,           JUNE 30,
                                              2004                2004
                                        ------------------  ------------------
         Furniture and Fixtures         $          10,662   $          10,417
         Computer Equipment                         3,015               3,015

         Less accumulated depreciation            (1,001)                (239)
                                        ------------------  ------------------
         Total                          $         12,676    $          13,193
                                        ==================  ==================

         Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

         Total depreciation expense for the three months ended September 30, 2004 was $762.

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

                               BIO-LIFE LABS, INC.
                     (Formerly TecScan International, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)



NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

     Intangible Assets consisted of the following at September 30, 2004:

      Intangible Asset                 Amortization       Amortization Period
     -----------------------------   ------------------   -------------------
                    Product Rights    $       279,610          20 Years
     Less accumulated amortization             (9,320)
                                     ------------------

                             Total    $      270,290
                                     ==================

     Total amortization expense for the three months ended September 30, 2004 was $3,495.

         The estimated amortization for the next five years is as follows:

               2004                             $            13,980
               2005                                          13,980
               2006                                          13,980
               2007                                          13,980
               2008                                          13,980
                                                --------------------
              Total                             $            69,900
                                                ====================

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

                               BIO-LIFE LABS, INC.
                     (Formerly TecScan International, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)



NOTE 2 - CAPITAL TRANSACTIONS (continued)

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

         Since inception, the Company has incurred recurring losses from operations and has an accumulated deficit of $522,202 since the inception of the development stage on July 11, 2003. For the three months ended September 30, 2004, the Company incurred losses of $77,627. This condition raises substantial doubt about the Company's ability to continue as a going concern.

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

                               BIO-LIFE LABS, INC.
                     (Formerly TecScan International, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 4 - LEASE COMMITMENTS (continued)

         In August 2004, the Company began leasing approximately 32,000 square feet of a building at 16 Concord Road, El Paso, Texas that will be used for research and development. The lease is for ten years and the monthly payment is approximately $10,000.

         The minimum future lease payments under these leases for the next five years are:

           Year Ended June 30,
           -----------------------------------
           2005                                            $      128,614
           2006                                                   140,440
           2007                                                   141,038
           2008                                                   138,858
           2009                                                   120,000
                                                           ---------------
           Total minimum future lease payments             $      668,950
                                                           ===============

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

                               BIO-LIFE LABS, INC.
                     (Formerly TecScan International, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

         The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the caption "Business - Risk Factors". This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-KSB.

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

         The information discussed herein is for Bio-Life-Labs' operations for the three months ended September 30, 2004. As of September 30, 2004, our accumulated deficit was approximately $522,202. We may incur losses for the next several years as we continue development and prepare for the commercialization of our skin cancer product candidate Carcinoderm; expand the applications and delivery systems for Carcinoderm; expand in-house manufacturing capability to support the commercialization of Carcinoderm, as well as other product candidates; and expand our research and development programs.

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

RESULTS OF OPERATIONs - The Company is in the development stage. For the three months ended September 30, 2004, the Company had net loss of $77,627. The loss is primarily due to start-up expenses of a new company, and costs associated with the reverse merger. General and administrative expenses included $37,392 paid for attorneys, accountants, and regulatory expenses.

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

         To date, we have funded our operations primarily through the sale of equity securities in an exempt private placement. Through September 30, 2004, we received aggregate net proceeds of approximately $477,875 from the sale of exempt private placement equity securities.

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

OFF-BALANCE SHEET ARRANGEMENTS

         Through September 30, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us, or our related parties.

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


ITEM 3.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

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

         No reports were filed on Form 8-K during the three months ended September 30, 2004.

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


Bio-Life Labs, Inc.


DATE:   November 19, 2004

By:  /s/ Nancy LeMay
-----------------------------------------------------
     Nancy LeMay, President, Secretary, Director
     (Principal Executive Officer)

By:  /s/ Joseph McGhie
-----------------------------------------------------
     Joseph McGhie, Chief Financial Officer, Director
     (Principal Financial Officer)