Form 10QSB/A
period 2004-09-30
BIO-LIFE LABS INC.
filed 2004-11-24
CIK 899049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                AMENDMENT NO. 1
                                       TO
                                   Form 10-QSB


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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.


      A lawsuit was filed in the District Court of El Paso County, 34th Judicial District. Zack Thomas is seeking to enforce an alleged agreement between him and the principal shareholder of the Company under which the principal shareholder, Dr. David Karam, allegedly agreed to issue the Plaintiff 25% of the equity received by the principal shareholder for developing his invention in a predecessor company, ZDS Labs, Inc., for which the Plaintiff worked.
Counsel to the Company has advised that the Company is only a nominal party necessary to resolve all issues between the Plaintiff and Defendant. The Company is not responsible for any sum of money or stock. However, should the Plaintiff prevail, the principle shareholder's percentage interest would be reduced from approximately 63% to 48%; no change of control would occur. By an Amendment filed in this proceeding on November 14, 2004, Plaintiff's joined Nancy LeMay, President, Secretary and a Director, as a defendant alleging her to have entered into a conspiracy with Dr. David Karam to deprive the Plaintiff of his corporate opportunity. Both Dr. Karam and Nancy LeMay deny the claims entirely.


ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION


     On February 3, 2003, the United States Commodity Futures Trading Commission ("CFTC") filed a complaint against Nancy LeMay, President, Secretary and Director of the Company and others alleging violations of the Commodity Exchange Act in the United States District Court Central District of California. On May 19, 2004, Ms. LeMay entered into a consent decree agreeing to a permanent injunction against any future violations of such Act and its regulators, settling the case without a trial on the merits.

     By consenting to the entry of the order, Ms. LeMay neither admitted nor denied the allegations of the CFTC's complaint or the finding of fact and conclusions of law made by the court, except as to jurisdiction and venue.


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



DATE:   November 24, 2004

By:  /s/ Nancy LeMay
-----------------------------------------------------
     Nancy LeMay, President, Secretary, Director
     (Principal Executive Officer)

By:  /s/ Joseph McGhie
-----------------------------------------------------
     Joseph McGhie, Chief Financial Officer, Director
     (Principal Financial Officer)