Form 10QSB
period 2004-12-31
BIO-LIFE LABS INC.
filed 2005-03-11
CIK 899049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2004

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

       9911 West Pico Boulevard, Suite 1410, Los Angeles, California 90035
       -------------------------------------------------------------------
                    (Address of principal executive offices)

                            (310) 277-5333 (Issuer's
                                telephone number)


 (Former name, former address and former fiscal year, if changed since last report.)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: December 31, 2004 47,091,805


         Transitional  Small Business  Disclosure Format (check one). Yes ; No X

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                               BIO-LIFE LABS, INC.
                     (Formerly TecScan International, Inc.)
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                                (Unaudited)
                                                                                December 31,          June 30,
                                                                                    2004                2004
                                                                             ------------------  ------------------

ASSETS:

Current Assets
Cash                                                                         $                4  $          125,030
Other receivable                                                                              -               5,800
                                                                             ------------------  ------------------
        Total Current Assets                                                                  4             130,830
                                                                             ------------------  ------------------

Fixed Assets
Furniture and Fixtures                                                                   10,662              10,417
Computer Equipment                                                                        3,015               3,015
Less Accumulated Depreciation                                                            (1,763)               (239)
                                                                             ------------------  ------------------
        Net Fixed Assets                                                                 11,914              13,193
                                                                             ------------------  ------------------

Intangible Assets
Product Rights                                                                          279,610             279,610
Less Accumulated Amortization                                                           (12,815)             (5,825)
                                                                             ------------------  ------------------
        Net Intangible Assets                                                           266,795             273,785
                                                                             ------------------  ------------------

Other Assets
Deposits                                                                                 10,778              10,778
                                                                             ------------------  ------------------

       Total Assets                                                          $          289,491  $          428,586
                                                                             ==================  ==================

                                                BIO-LIFE LABS, INC.
                                      (Formerly TecScan International, Inc.)
                                           (A Development Stage Company)
                                                  BALANCE SHEETS
                                                    (continued)


                                                                                (Unaudited)
                                                                                December 31,          June 30,
                                                                                    2004                2004
                                                                             ------------------  ------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                                             $           86,506  $           79,439
Related party loans                                                                      60,000                   -
                                                                             ------------------  ------------------

        Total Current Liabilities                                                       146,506              79,439
                                                                             ------------------  ------------------

Stockholders' equity
   Series A  convertible  preferred  stock (par value  $.01),  5,000,000  shares authorized, no shares issued or
      Outstanding at December 31, 2004 and June 30, 2004                                      -                   -
   Common Stock (par value $.001), 50,000,000 shares
      Authorized, 47,091,805 shares issued and outstanding at
      December 31, 2004 and June 30, 2004                                                47,092              47,092
Paid in capital in excess of par value                                                  746,630             746,630
Deficit accumulated during development stage                                           (650,737)           (444,575)
                                                                             ------------------  ------------------

        Total Stockholders' Equity (Deficit)                                            142,985             349,147
                                                                             ------------------  ------------------

        Total Liabilities and Stockholders' Equity                           $          289,491  $          428,586
                                                                             ==================  ==================













   The accompanying notes are an integral part of these financial statements.

                               BIO-LIFE LABS, INC.
                     (Formerly TecScan International, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)





                                                                                                                         Deficit
                                                                                                 For the Period       Accumulated
                                                                                  For the             from               Since
                                                                                 Six Months       July 11, 2003      July 11, 2003
                                             For the Three Months Ended            Ended               to            Inception of
                                                    December 31,                December 31,      December 31,        Development
                                              2004               2003               2004              2003               Stage
                                        -----------------  ----------------- ------------------ -----------------  -----------------
Revenue:                                $               -  $               -  $               -  $              -  $               -
-------
                                        -----------------  ----------------- ------------------ -----------------  -----------------

Operating Expenses
Professional Fees                                  74,387             12,029            111,778            12,894            531,031
General and Administrative                         54,148                  -             94,384             2,370            119,706
                                        -----------------  ----------------- ------------------ -----------------  -----------------

     Total Operating Expenses                     128,535             12,029            206,162            15,264            650,737
                                        -----------------  ----------------- ------------------ -----------------  -----------------

Net Income (Loss)                       $        (128,535) $         (12,029) $        (206,162) $        (15,264) $       (650,737)
                                        =================  ================= ================== =================  =================

Income (Loss) Per Common
     Share                              $               -  $               -  $          (0.01) $               -
                                        =================  ================= ================== =================

Weighted Average Shares
     Outstanding                               47,091,805                  -         47,091,805                 -
                                        =================  ================= ================== =================














   The accompanying notes are an integral part of these financial statements.

                               BIO-LIFE LABS, INC.
                     (Formerly TecScan International, Inc.)
                             STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                                                                               Deficit
                                                                                         For the Period       Accumulated
                                                                        For the               from              Since
                                                                      Six Months         July 11, 2003      July 11, 2003
                                                                         Ended                 to           Inception of
                                                                     December 31,         December 31,       Development
Cash Flows From Operating Activities:                                    2004                 2003              Stage
-------------------------------------
                                                                 --------------------- ------------------ -----------------
Net income (loss)                                                $            (206,162)$          (15,264)$        (650,737)
Adjustments to reconcile net income (loss) to net cash
   Provided by (Used in) operating activities:
      Depreciation and amortization                                              8,515                  -            14,579
      Stock issued for services                                                      -                  -           333,777
   Change in operating assets and liabilities:
      (Increase) Decrease in other receivable                                    5,800                  -                 -
      (Increase) Decrease in deposits                                                -                  -           (10,778)
      Increase (Decrease) in accounts payable                                    7,067             15,264            38,966
                                                                 --------------------- ------------------ -----------------
Net cash used in operating activities                                         (184,780)                 -          (274,193)
                                                                 --------------------- ------------------ -----------------

Cash Flows From Investing Activities:
Purchase of property and equipment                                                (246)                 -           (13,678)
Purchase of product rights                                                           -                  -          (250,000)
                                                                 --------------------- ------------------ -----------------
Net cash used in investing activities                                             (246)                 -          (263,678)
                                                                 --------------------- ------------------ -----------------

Cash Flows From Financing Activities:
Proceeds from related party loans                                               60,000                  -            60,000
Proceeds from sale of stock                                                          -                  -           477,875
                                                                 --------------------- ------------------ -----------------
Net cash provided by (used in) financing activities                             60,000                  -           537,875
                                                                 --------------------- ------------------ -----------------

Net increase (decrease) in cash and cash equivalents                          (125,026)                 -                 4
Cash and cash equivalents at beginning of period                               125,030                  -                 -
                                                                 --------------------- ------------------ -----------------

Cash and cash equivalents at end of period                       $                   4 $                - $               4
                                                                 ===================== ================== =================

Supplemental Disclosure of Cash Flow Information:
   Interest                                                      $                   -  $               -  $              -
   Income taxes                                                  $                   -  $               -  $              -
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

Interim Reporting

         The unaudited financial statements as of December 31, 2004, and for the three and six month periods then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

         There are no outstanding common stock equivalents at December 31, 2004 and 2003.

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

Depreciation and Amortization

         Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Fixed assets consisted of the following at December 31, 2004 and June 30, 2004, respectively:

                                                                   (Unaudited)
                                                                   December 31,        June 30,
                                                                       2004               2004
                                                                ------------------  -----------------
Furniture and Fixtures                                          $           10,662  $          10,417
Computer Equipment                                                           3,015              3,015

Less accumulated depreciation                                               (1,763)              (239)
                                                                ------------------  -----------------

Total                                                           $           11,914  $          13,193
                                                                ==================  =================

         Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

         Total depreciation expense for the six months ended December 31, 2004 was $1,525.

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

                               BIO-LIFE LABS, INC.
                     (Formerly TecScan International, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

         Intangible Assets consisted of the following at December 31, 2004:

              Intangible Asset                      Amortization          Amortization Period
--------------------------------------------      -----------------    --------------------------
Product Rights                                    $         279,610             20 Years
Less accumulated amortization                               (12,815)
                                                  -----------------

Total                                             $         266,795
                                                  =================

         Total amortization expense for the six months ended December 31, 2004 was $6,990.

         The estimated amortization for the next five years is as follows:


2004                                         $            13,980
2005                                                      13,980
2006                                                      13,980
2007                                                      13,980
2008                                                      13,980
                                             -------------------
Total                                        $            69,900
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

         During November and December 2004, the Company received $50,000 in proceeds for the purchase of 1,554,030 shares of common stock. The Company borrowed the common stock from a director. The shares were issued in December 2004.

NOTE 3 - DEVELOPMENT STAGE COMPANY AND GOING CONCERN

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

         Since inception, the Company has incurred recurring losses from operations and has an accumulated deficit of $650,737 since the inception of the development stage on July 11, 2003. For the six months ended December 31, 2004, the Company incurred losses of $206,162. This condition raises substantial doubt about the Company's ability to continue as a going concern.

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

         The minimum future lease payments under these leases for the next five years are:


            Year Ended June 30,
-------------------------------------------
         2005                                             $      128,614
         2006                                                    140,440
         2007                                                    141,038
         2008                                                    138,858
         2009                                                    120,000
                                                          --------------
         Total minimum future lease payments              $      668,950
                                                          ==============

NOTE 5 - PRODUCT RIGHTS

         On February 27, 2004, the Company entered into an agreement David Wade Karam, M.D./Ph.D., an individual, and Jules Verne, Inc., a Nevada corporation ("the licensor"), whereby the licensor has granted to the Company the exclusive right to manufacture, market, sell, distribute and use a skin cancer treatment that has been used to successfully treat skin cancer patients with basal cell carcinoma, squamous cell carcinoma, and melanoma in clinical trials. The agreement is for a period of twenty years. The Company paid the licensor $250,000 in cash, and issued the licensor 29,609,660 shares of the Company's common stock, valued at $29,610. The Company has booked an intangible asset of $279,610, and is amortizing the intangible asset over a period of twenty years.

NOTE 6 - INCOME TAXES

         As of June 30, 2004, the Company had a net operating loss carry-forward for income tax reporting purposes of approximately $445,000 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

                               BIO-LIFE LABS, INC.
                     (Formerly TecScan International, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 7 - PAYABLES

         The Company (formerly known as Phoenix Media Group, Ltd.) was delinquent in payment of condominium association dues on a property previously owned by the Company. The property was distributed to the former President of the Phoenix Media Group, Ltd. in June of 2003. The condominium association filed a lawsuit to collect the past due fees. The former President paid approximately $11,000 to settle the lawsuit during the year ended June 30, 2004. Legal fees associated with this lawsuit was approximately $15,000. These amounts have been included in accounts payable at December 31, 2004. These amounts are in dispute.

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

NOTE 9 - RELATED PARTY PAYABLES

         In December 2004, the Company received a $10,000 loan from a director to pay legal expenses. The loan is due on demand.

         During November and December 2004, the Company received $50,000 in proceeds for the purchase of 1,554,030 shares of common stock. The Company borrowed the common stock from a director and will repay the loan on a share for share basis at a future date. The shares were issued during December 2004. The $50,000 has been recorded as a related party loan.

NOTE 10 - SUBSEQUENT EVENTS

         On February 14, 2005, Vertical Capital Partners, Inc. ("Vertical") filed a Form 13D with the Securities and Exchange Commission claiming that the Company had entered into an agreement whereby Vertical was to purchase 14,000,000 shares of the Company's common stock at less than par value. This agreement has not yet been approved by the Company's Board of Directors.

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

         The information discussed herein is for Bio-Life-Labs' operations for the three and six months ended December 31, 2004. As of December 31, 2004, our accumulated deficit was approximately $650,737. We may incur losses for the next several years as we continue development and prepare for the commercialization of our skin cancer product candidate CARCINODERM; expand the applications and delivery systems for CARCINODERM; expand in-house manufacturing capability to support the commercialization of CARCINODERM, as well as other product candidates; and expand our research and development programs.

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

RESULTS OF OPERATIONS - The Company is in the development stage. For the three and six months ended December 31, 2004, the Company had net loss of $128,535 and $206,162, respectively. The loss is primarily due to start-up expenses of a new company, and costs associated with the reverse merger. For the three and six months ended December 31, 2004, general and administrative expenses included $74,387 and $111,778 paid for attorneys, accountants, and regulatory expenses.

LIQUIDITY AND CAPITAL RESOURCES - Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to the following:

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

         To date, we have funded our operations primarily through the sale of equity securities in an exempt private placements. Through December 31, 2004, we received aggregate net proceeds of approximately $527,875 from the sale of exempt private placement equity securities.

         Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that are primarily generated from the proceeds of exempt private offerings of our equity securities. We may finance future cash needs through the sale of additional equity securities, strategic collaboration agreements, and debt financing. However, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that our existing cash resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

OFF-BALANCE SHEET ARRANGEMENTS

         Through December 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us, or our related parties.

FACTORS THAT MAY AFFECT FUTURE RESULTS - Management's Discussion and Analysis contains information based on management's beliefs and forward-looking statements that involved a number of risks, uncertainties, and assumptions. There can be no assurance that actual results will not differ materially from the forward-looking statements.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         A lawsuit was filed in the District Court of El Paso County, 34th Judicial District. Zack Thomas is seeking to enforce an alleged oral agreement in which Dr. David Karam allegedly agreed to issue Plaintiff Thomas 25% of the equity received by the principal shareholder (Dr. Karam) for developing his invention in a predecessor company, ZDS Labs, Inc., for which the Plaintiff Thomas worked. Counsel to the Company has advised that the Company is only a nominal party necessary to resolve all issues between the Plaintiff Thomas and other Defendants in the case. The Company is not responsible for any sum of money or stock. However, should the Plaintiff Thomas prevail in his claims and receive the relief that he is requesting, the principle shareholder's percentage interest would be reduced from approximately 63% to 48%; no change of control would occur. By an Amendment filed in this proceeding on November 14, 2004, Plaintiff's joined Nancy LeMay, President, Secretary and a Director, as a defendant alleging her to have entered into a conspiracy with Dr. David Karam to deprive the Plaintiff Thomas of his corporate opportunity. Both Dr. Karam and Nancy LeMay deny the claims entirely.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION

         On March 9, 2005, Joseph McGhie resigned his position as CFO of the Company effective immediately. Mr. McGhie will remain a director.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         On January 21, 2005, the Company filed a report on Form 8-K under Item 2.03, Creation of Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of the Company.

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


                               Bio-Life Labs, Inc.


DATE:   March 10, 2005

By:  /s/ Nancy LeMay
     Nancy LeMay, President, Secretary, Director
     (Principal Executive and Financial Officer)