Form 10QSB
period 2005-03-31
BIO-LIFE LABS INC.
filed 2005-06-03
CIK 899049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One)
[x]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: March 31, 2005

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission file number 000-30546

                              BIO-LIFE LABS, INC.
        (Exact name of small business issuer as specified in its charter)

Nevada                                                               33-0714007
------                                                               ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                            Identification Number)

16 Concord Road
El Paso, Texas                                                           79909
---------------                                                      ---------
(Address of Principal Executive Offices)                             (Zip Code)

                                 (915) 843-2044
                                 --------------
              (Registrant's telephone number, including area code)

       9911 West Pico Boulevard, Suite 1410, Los Angeles, California 90035
       -------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X___ No _____

The number of shares of Common Stock, $0.001 par value, outstanding on June 2, 2005, was 64,065,983 shares, held by approximately 901 shareholders.

Transitional Small Business Disclosure Format (check one):  Yes ______ No __X

                               BIO-LIFE LABS, INC

                     Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ending March 31, 2005

                                Table of Contents

PART I.  FINANCIAL INFORMATION

     Item 1.    Financial Statements

                    Condensed Consolidated Balance Sheets:                                                       3-4
                    March 31, 2005 (Unaudited) and June 30, 2004

                    Condensed Consolidated Statements of Operations:
                    Three and Nine Months Ended March 31, 2005 and 2004
                    (Unaudited) and the period from July 11, 2003 to March 31, 2005                               5

                    Condensed Consolidated Statements of Cash Flows:
                    Nine Months Ended March 31, 2005 and 2004 (Unaudited) and the
                    period from July 11, 2003 to March 31, 2005                                                   6

                    Notes to Unaudited Condensed Consolidated Financial Information:
                    March 31, 2005                                                                               7-14

     Item 2.    Management Discussion and Analysis                                                                15

     Item 3.    Controls and Procedures                                                                           18

PART II.  OTHER INFORMATION

     Item 1.    Legal Proceedings                                                                                 19

     Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                                       19

     Item 3.    Defaults Upon Senior Securities                                                                   19

     Item 4.    Submission of Matters to a Vote of Security Holders                                               19

     Item 5.    Other Information                                                                                 20

     Item 6.    Exhibits                                                                                          20

Signatures                                                                                                        21

                                       2

PART I

Item 1.  Financial Statements

                               BIO-LIFE LABS, INC.
                     (Formerly TecScan International, Inc.)
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                (Unaudited)
                                                                 March  31,           June 30,
                                                                   2005                2004
                                                            ------------------- -------------------
ASSETS:

Current Assets
Cash                                                        $            4,601  $          125,030
Other receivable                                                             -               5,800
                                                            ------------------- -------------------
        Total Current Assets                                             4,601             130,830
                                                            ------------------- -------------------

Fixed Assets
Furniture and Fixtures                                                  10,663              10,417
Computer Equipment                                                       3,015               3,015
Lab Equipment                                                           75,000                   -
Less Accumulated Depreciation                                           (5,026)               (239)
                                                            ------------------- -------------------
        Net Fixed Assets                                                83,652              13,193
                                                            ------------------- -------------------

Intangible Assets
Product Rights                                                         279,610             279,610
Less Accumulated Amortization                                          (16,310)             (5,825)
                                                            ------------------- -------------------
        Net Intangible Assets                                          263,300             273,785
                                                            ------------------- -------------------

Other Assets
Deposits                                                                     -              10,778
                                                            ------------------- -------------------

       Total Assets                                         $          351,553  $          428,586
                                                            =================== ===================


                   The accompanying notes are an integral part
                         of these financial statements.

                               BIO-LIFE LABS, INC.
                     (Formerly TecScan International, Inc.)
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (continued)


                                                                  (Unaudited)
                                                                    March 31,        June 30,
                                                                     2005              2004
                                                            ------------------- -------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                            $           80,029  $           79,439
Related party loans                                                    300,000                   -
                                                            ------------------- -------------------

        Total Current Liabilities                                      380,029              79,439
                                                            ------------------- -------------------

Stockholders' equity
   Series A convertible preferred stock (par value $.01),
      5,000,000 shares
      authorized, no shares issued or
      Outstanding at March 31, 2005 and June 30, 2004                        -                   -
   Common Stock (par value $.001), 100,000,000 shares
     Authorized, 47,091,805 shares issued and outstanding at
      March 31, 2005 and June 30, 2004                                  47,092              47,092
Paid in capital in excess of par value                                 746,731             746,630
Deficit accumulated during development stage                          (822,299)           (444,575)
                                                            ------------------- -------------------

        Total Stockholders' Equity (Deficit)                           (28,476)            349,147
                                                            ------------------- -------------------

        Total Liabilities and Stockholders' Equity          $          351,553  $          428,586
                                                            =================== ===================

              The accompanying notes are an integral part of these
                             financial statements.

                               BIO-LIFE LABS, INC.
                     (Formerly TecScan International, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                        Deficit
                                                                                                 For the Period       Accumulated
                                                                                  For the             from               Since
                                                                                Nine Months       July 11, 2003      July 11, 2003
                                             For the Three Months Ended            Ended               to            Inception of
                                                     March 31,                   March 31,          March 31,         Development
                                              2005               2004               2005              2004               Stage
                                        ------------------ -------------------- ------------------ ----------------- ---------------
Revenue:                                $               -  $                 -  $               -  $              -  $            -
                                        ------------------ -------------------- ------------------ ----------------- ---------------

Operating Expenses
Professional Fees                                  11,728                2,306            123,506            15,200         542,759
General and Administrative                        159,835                    -            254,219             2,370         279,541
                                        ------------------ -------------------- ------------------ ----------------- ---------------

     Total Operating Expenses                     171,563                2,306            377,725            17,570         822,300
                                        ------------------ -------------------- ------------------ ----------------- ---------------

Net Operating Income (Loss)                     (171,563)               (2,306)          (377,725)          (17,570)       (822,300)

Other Income (Expense)
   Interest Income                                      1                  -                    1                 -               1
                                        ------------------ -------------------- ------------------ ----------------- ---------------

Net Income (Loss)                       $        (171,562) $            (2,306) $        (377,724) $        (17,570) $     (822,299)
                                        ================== ==================== ================== ================= ===============

Income (Loss) Per Common
     Share                              $               -  $                 -  $           (0.01) $              -
                                        ================== ==================== ================== =================

Weighted Average Shares
     Outstanding                               47,091,805           21,267,460         47,091,805         7,089,165
                                        ================== ==================== ================== =================


              The accompanying notes are an integral part of these
                              financial statements.

                               BIO-LIFE LABS, INC.

                     (Formerly TecScan International, Inc.)
                             STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                                                                   Deficit
                                                                                         For the Period         Accumulated
                                                                        For the               from                 Since
                                                                      Nine Months        July 11, 2003         July 11, 2003
                                                                         Ended                 to              Inception of
                                                                       March 31,           March 31,            Development
Cash Flows From Operating Activities:                                    2005                 2004                  Stage
                                                                 --------------------- --------------------- ---------------------
Net income (loss)                                                $           (377,724) $            (17,570) $           (822,299)
Adjustments to reconcile net income (loss) to net cash
   Provided by (Used in) operating activities:
      Depreciation and amortization                                            15,272                     -                21,336
      Stock issued for services                                                     -                     -               333,777
   Change in operating assets and liabilities:
      (Increase) Decrease in other receivable                                   5,800                     -                     -
      (Increase) Decrease in deposits                                          10,778                     -                     -
      Increase (Decrease) in accounts payable                                     590                17,570                32,489

                                                                 --------------------- --------------------- ---------------------
Net cash used in operating activities                                        (345,284)                    -              (434,697)
                                                                 --------------------- --------------------- ---------------------

Cash Flows From Investing Activities:
Purchase of property and equipment                                            (75,246)                    -               (88,678)
Purchase of product rights                                                          -                     -              (250,000)
                                                                 --------------------- --------------------- ---------------------
Net cash used in investing activities                                         (75,246)                    -              (338,678)

                                                                 --------------------- --------------------- ---------------------

Cash Flows From Financing Activities:
Proceeds from related party loans                                             300,000                     -               300,000
Capital contributed by shareholder                                                101                     -                   101
Proceeds from sale of stock                                                         -                     -               477,875
                                                                 --------------------- --------------------- ---------------------
Net cash provided by (used in) financing activities                           300,101                     -               777,976
                                                                 --------------------- --------------------- ---------------------

Net increase (decrease) in cash and cash equivalents                         (120,429)                    -                 4,601
Cash and cash equivalents at beginning of period                              125,030                     -                     -
                                                                 --------------------- --------------------- ---------------------

Cash and cash equivalents at end of period                       $              4,601  $                  -  $              4,601
                                                                 ===================== ====================  =====================

Supplemental Disclosure of Cash Flow Information:
   Interest                                                      $                  -  $                  -  $                  -
   Income taxes                                                  $                  -  $                  -  $                  -

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

Interim Reporting

     The unaudited financial statements as of March 31, 2005, and for the three and nine month periods then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

     There are no outstanding common stock equivalents at March 31, 2005 and 2004.

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

Depreciation and Amortization

     Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Fixed assets consisted of the following at March 31, 2005 and June 30, 2004, respectively:


                                                              (Unaudited)


                                                               March 31,         June  30,
                                                                2005                2004
                                                          ------------------  ------------------
         Furniture and Fixtures                           $          10,663   $          10,417
         Computer Equipment                                           3,015               3,015

         Lab Equipment                                               75,000                   -
         Less accumulated depreciation                               (5,026)               (239)
                                                          ------------------  ------------------

         Total                                            $          83,652   $          13,193
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

     Total depreciation expense for the nine months ended March 31, 2005 was $4,787.

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

     Intangible Assets consisted of the following at March 31, 2005:

                       Intangible Asset                      Amortization          Amortization Period
          ---------------------------------------------     ------------------   ---------------------------
         Product Rights                                     $         279,610             20 Years
         Less accumulated amortization                                (16,310)
                                                            ------------------

         Total                                              $         263,300
                                                            ==================

         Total amortization expense for the nine months ended March 31, 2005 was $10,485.

         The estimated amortization for the next five years is as follows:

                   2005                             $            13,980
                   2006                                          13,980
                   2007                                          13,980
                   2008                                          13,980
                   2009                                          13,980
                                                    --------------------
                  Total                             $            69,900
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

     During January and February 2005, the Company received $250,000 in proceeds for the purchase of 7,770,148 shares of common stock. The Company borrowed the common stock from a director. These shares were issued during the quarter ended March 31, 2005.

     During the quarter ended March 31, 2005, the Company increased the total number of authorized common shares from 50,000,000 shares to 100,000,000 shares.

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

     Since inception, the Company has incurred recurring losses from operations and has an accumulated deficit of $822,299 since the inception of the development stage on July 11, 2003. For the nine months ended March 31, 2005, the Company incurred losses of $377,724. This condition raises substantial doubt about the Company's ability to continue as a going concern.

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


NOTE 4 - LEASE COMMITMENT

     The Company currently leases approximately 824 square feet of office space at 9911 West Pico Boulevard, Suite 1410, Los Angeles, California, from Arden Realty Limited Partnership. The lease commenced on May 15, 2004 and has a lease term of four years. The lease payments for the first year are $1,648 per month, with the exception of the second and third months of the lease, in which the payments will be one-half of the monthly lease rate. The lease payments for the second year are $1,697 per month. The lease payments for the third year are $1,747 per month. The lease payments for the fourth year are $1,796 per month. As of March 2005, the Company began subleasing this office space and is no longer occupying the space.

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

                               BIO-LIFE LABS, INC.
                     (Formerly TecScan International, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 4 - LEASE COMMITMENT (Continued)

     The minimum future lease payments under these leases for the next five years are:

    Year Ended June 30,
    -------------------
             2005                                            $      128,614
             2006                                                   140,440
             2007                                                   141,038
             2008                                                   138,858
             2009                                                   120,000
                                                             ---------------
             Total minimum future lease payments                   $668,950
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

                               BIO-LIFE LABS, INC.
                     (Formerly TecScan International, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 7 - PAYABLES

     The Company (formerly known as Phoenix Media Group, Ltd.) was delinquent in payment of condominium association dues on a property previously owned by the Company. The property was distributed to the former President of the Phoenix Media Group, Ltd. in June of 2003. The condominium association filed a lawsuit to collect the past due fees. The former President paid approximately $11,000 to settle the lawsuit during the year ended June 30, 2004. Legal fees associated with this lawsuit was approximately $15,000. These amounts have been included in accounts payable at March 31, 2005. These amounts are in dispute.

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

     During January and February 2005, the Company received $250,000 in proceeds for the purchase of 7,770,148 shares of common stock. The Company borrowed the common stock from a director and will repay the loan on a share for share basis at a future date. The shares were issued during the quarter ended March 31, 2005. The $250,000 has been recorded as a related party loan.

NOTE 10 - AGREEMENTS

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

     The information discussed herein is for Bio-Life-Labs' operations for the three and nine months ended March 31, 2005. As of March 31, 2005, our accumulated deficit was approximately $822,299. We may incur losses for the next several years as we continue development and prepare for the commercialization of our skin cancer product candidate Carcinoderm; expand the applications and delivery systems for Carcinoderm; expand in-house manufacturing capability to support the commercialization of Carcinoderm, as well as other product candidates; and expand our research and development programs.

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

Results of Operations - We are in the development stage. For the three and nine months ended March 31, 2005, we had net losses of $171,562 and $377,724, respectively. The losses are primarily due to start-up expenses of a new company, and costs associated with the reverse merger. For the three and nine months ended March 31, 2005, general and administrative expenses included $11,728 and $123,506 paid for attorneys, accountants, and regulatory expenses.

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

     To date, we have funded our operations primarily through the sale of equity securities in an exempt private placements. Through March 31, 2005, we received aggregate net proceeds of approximately $777,875 from the sale of exempt private placement equity securities.

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

Off-Balance Sheet Arrangements

     Through March 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us, or our related parties.

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

Item 3.  Controls and Procedures


a) Evaluation of Disclosure Controls and Procedures. As of March 31, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Principal Executive Officer and the Principal Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

b) Changes in internal controls. There were no changes in internal controls over financial reporting, known to the Principal Executive Officer or Principal Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as described below, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

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

     On March 23, 2005, the Company entered into a Settlement Agreement that settles and releases all claims against the Company; Nancy LeMay; and David Karam, M.D., Ph.D. by Plaintiff Zach Thomas who was seeking to enforce an alleged oral agreement with Dr. Karam. Plaintiff Thomas alleged that Dr. Karam agreed to issue Plaintiff Thomas 25% of his personal equity in Bio-Life Labs, Inc. Under the terms of the Settlement, Dr. Karam agreed to issue 20% (5,921,932) of his personally-owned shares of common stock to the Plaintiffs.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     During the quarter ended March 31, 2005, the Company sold 7,770,148 shares of common stock in exchange for $250,000. The Company borrowed the common stock from a director.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None

Item 5.  Other Information

     In April 2005, Joseph McGhie resigned as the Company's Treasurer and Director.

     In April 2005, Nancy LeMay resigned as the Company's President, Secretary, Director and Chief Executive Officer.

     In April 2005, David Karam was appointed to the offices of President, Secretary, and Treasurer, and to the positions of Chief Executive Officer and Chief Financial Officer. Mr. Karam is also the Company's sole director.

Item 6.  Exhibits

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1 Certification  pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2 Certification  pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             BIO-LIFE LABS, INC.

Date:  June 3, 2005      By: /s/ DAVID KARAM
                             ----------------
                             David Karam
                             President (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer